Form 10-Q
period 2025-09-30
EBR Systems, Inc.
filed 2025-11-12
CIK 1347123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 449,994,658 shares of common stock, par value $0.0001 per share, including shares underlying all issued and outstanding Chess Depository Interests (“CDIs”), outstanding.

EBR SYSTEMS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EBR SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$12,641,581	$6,917,546
Marketable securities	55,721,860	53,746,411
Accounts and other receivables, net	2,709,473	441,439
Inventory	9,689,369	1,391,008
Prepaid expenses	1,297,645	1,693,560
Other current assets	171,221	276,419
Total current assets	82,231,149	64,466,383
Restricted cash, noncurrent	2,603,568	-
Property and equipment, net	3,185,903	794,959
Right of use operating lease asset	12,898,019	929,243
Marketable securities	2,032,239	5,303,950
Inventory, noncurrent	1,483,832	1,451,532
Other assets	556,844	613,427
TOTAL ASSETS	$104,991,554	$73,559,494
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,590,136	$3,247,453
Accrued expenses and other liabilities	4,541,009	4,295,841
Interest payable	206,667	224,889
Operating lease liability	1,012,971	522,525
Current portion of notes payable	-	37,286
Total current liabilities	10,350,783	8,327,994
Other liabilities	204,815	37,617
Operating lease liability	15,057,043	574,777
Notes payable, net	40,728,398	40,263,605
Total liabilities	66,341,039	49,203,993
Commitments and contingencies (Note 15)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 600,000,000 shares authorized, 449,889,450 and 371,076,200 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	44,989	37,108
Additional paid-in capital	425,830,332	376,902,576
Accumulated deficit	(388,168,246)	(353,457,680)
Accumulated other comprehensive income	943,440	873,497
Total stockholders' equity	38,650,515	24,355,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$104,991,554	$73,559,494

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$512,093	$-	$681,797	$-
Cost of goods sold	288,371	-	373,646	-
Gross profit	223,722	-	308,151	-
Operating expenses:
Research and development	6,243,934	6,298,423	17,614,174	20,171,306
Selling, general and administrative	5,860,612	2,878,562	15,488,421	8,321,998
Total operating expenses	12,104,546	9,176,985	33,102,595	28,493,304
Loss from operations	(11,880,824)	(9,176,985)	(32,794,444)	(28,493,304)
Other (expense) income:
Interest expense	(1,425,457)	(1,525,746)	(4,253,480)	(4,559,890)
Interest income	818,333	651,314	2,065,416	2,350,238
Other income	303,632	1,618	303,632	10,461
Loss on foreign currency	(4,538)	(6,118)	(31,690)	(8,113)
Total other (expense), net	(308,030)	(878,932)	(1,916,122)	(2,207,304)
Loss before income taxes	(12,188,854)	(10,055,917)	(34,710,566)	(30,700,608)
Income tax benefit (expense)	-	-	-	-
Net loss	$(12,188,854)	$(10,055,917)	$(34,710,566)	$(30,700,608)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.10)
Weighted-average number of common shares outstanding:
Basic and diluted	449,681,006	311,192,703	406,310,641	308,914,435

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net loss	$(12,188,854)	$(10,055,917)	$(34,710,566)	$(30,700,608)
Other comprehensive income (loss):
Change in unrealized gains on marketable securities	72,084	103,165	53,364	29,759
Foreign currency translation adjustments	5,847	1,184	16,579	(20,642)
Total other comprehensive income	77,931	104,349	69,943	9,117
Comprehensive loss	$(12,110,923)	$(9,951,568)	$(34,640,623)	$(30,691,491)

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Nine Months Ended September 30, 2025
								Total Other	Total
	Common Stock		Common Stock To Be Issued		Common Stock	Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Amount	Receivable	Paid-in Capital	Deficit	Income	Equity
Balance at December 31, 2024	371,076,200	$37,108	-	$-	$-	$376,902,576	$(353,457,680)	$873,497	$24,355,501
Exercise of stock options	1,820,124	182	-	-	-	263,802	-	-	263,984
Stock-based compensation	-	-	-	-	-	504,714	-	-	504,714
Net loss	-	-	-	-	-	-	(10,554,271)	-	(10,554,271)
Other comprehensive loss	-	-	-	-	-	-	-	(11,168)	(11,168)
Balance at March 31, 2025	372,896,324	$37,290	-	$-	$-	$377,671,092	$(364,011,951)	$862,329	$14,558,760
Exercise of stock options	755,877	76	-	-	-	168,020	-	-	168,096
Stock-based compensation	-	-	-	-	-	704,119	-	-	704,119
Issuance of common stock, net of issuance costs	75,900,000	7,590	-	-	-	46,221,825	-	-	46,229,415
Net loss	-	-	-	-	-	-	(11,967,441)	-	(11,967,441)
Other comprehensive loss	-	-	-	-	-	-	-	3,180	3,180
Balance at June 30, 2025	449,552,201	$44,956	-	$-	$-	$424,765,056	$(375,979,392)	$865,509	$49,696,129
Exercise of stock options	337,249	33	-	-	-	146,408	-	-	146,441
Stock-based compensation	-	-	-	-	-	929,303	-	-	929,303
Issuance costs	-	-	-	-	-	(10,435)	-	-	(10,435)
Net loss	-	-	-	-	-	-	(12,188,854)	-	(12,188,854)
Other comprehensive income	-	-	-	-	-	-	-	77,931	77,931
Balance at September 30, 2025	449,889,450	$44,989	-	$-	$-	$425,830,332	$(388,168,246)	$943,440	$38,650,515

	Nine Months Ended September 30, 2024
								Total Other	Total
	Common Stock		Common Stock To Be Issued		Common Stock	Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Shares	Amount	Receivable	Paid-in Capital	Deficit	Income	Equity
Balance at December 31, 2023	307,020,758	$30,703	-	$-	$-	$342,721,880	$(312,659,408)	$963,277	$31,056,452
Exercise of stock options	1,069,500	107	-	-	-	110,630	-	-	110,737
Stock-based compensation	-	-	-	-	-	357,170	-	-	357,170
Net loss	-	-	-	-	-	-	(9,150,003)	-	(9,150,003)
Other comprehensive loss	-	-	-	-	-	-	-	(78,359)	(78,359)
Balance at March 31, 2024	308,090,258	$30,810	-	$-	$-	$343,189,680	$(321,809,411)	$884,918	$22,295,997
Exercise of stock options	23,125	2	-	-	-	2,311	-	-	2,313
Stock-based compensation	-	-	-	-	-	422,535	-	-	422,535
Net loss	-	-	-	-	-	-	(11,494,688)	-	(11,494,688)
Other comprehensive loss	-	-	-	-	-	-	-	(16,873)	(16,873)
Balance at June 30, 2024	308,113,383	$30,812	-	$-	$-	$343,614,526	$(333,304,099)	$868,045	$11,209,284
Exercise of stock options	75,102	8	-	-	-	18,575	-	-	18,583
Stock-based compensation	-	-	-	-	-	476,321	-	-	476,321
Issuance of common stock, net of issuance costs	55,856,325	5,585	-	-	-	29,478,237	-	-	29,483,822
Common stock receivable in connection with offering, net of issuance costs	-	-	5,075,733	2,595,864	(2,595,864)	-	-	-	-
Net loss	-	-	-	-	-	-	(10,055,917)	-	(10,055,917)
Other comprehensive income	-	-	-	-	-	-	-	104,349	104,349
Balance at September 30, 2024	364,044,810	$36,405	5,075,733	$2,595,864	$(2,595,864)	$373,587,659	$(343,360,016)	$972,394	$31,236,442

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(34,710,566)	$(30,700,608)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	287,546	496,844
Amortization of deferred loan costs and discount on notes payable	464,793	461,362
Lease amortization	868,759	277,784
Stock-based compensation	2,138,136	1,256,026
Loss on disposal of assets	35,153	-
Provision for credit losses	-	4,520
Accretion of discount on marketable securities	(595,525)	(1,371,339)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,268,034)	172,721
Inventory	(8,327,860)	-
Prepaid expenses	717,706	645,011
Other assets	(24,068)	(1,019,739)
Accounts payable	1,048,409	28,912
Accrued expenses and other liabilities	67,392	(203,056)
Interest payable	(18,222)	(976)
Operating lease liability	2,135,177	(290,234)
Net cash used in operating activities	(38,181,204)	(30,242,772)
Cash flows from investing activities:
Purchase of property and equipment	(2,226,417)	(207,898)
Purchase of marketable securities	(48,173,462)	(29,933,502)
Maturities of marketable securities	43,507,000	51,300,000
Sales of marketable securities	6,611,613	1,125,676
Net cash (used in) provided by investing activities	(281,266)	22,284,276
Cash flows from financing activities:
Proceeds from notes payable	-	82,029
Repayment of notes payable	(37,286)	(22,371)
Proceeds from exercise of stock options	578,521	131,633
Proceeds from issuance of common stock	48,828,060	31,259,992
Payment of common stock issuance costs	(2,597,606)	(1,649,207)
Net cash provided by financing activities	46,771,689	29,802,076
Effect of exchange rate change on cash	18,384	(11,118)
Net change in cash, cash equivalents, and restricted cash	8,327,603	21,832,462
Cash, cash equivalents, and restricted cash, beginning of the period	6,917,546	14,578,752
Cash, cash equivalents, and restricted cash, end of the period	$15,245,149	$36,411,214

Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,806,908	$4,099,504
Cash paid for state income taxes	$1,380	$1,625

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of lease liabilities	$-	$410,797
Common stock to be issued	$-	$2,761,558
Accrued issuance costs	$11,474	$292,657
Purchases of property and equipment not yet paid	$489,052	$-
Initial recognition of right of use asset and operating lease liability	$12,837,535	$-

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

Note 2 - Summary of significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2024.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of our unaudited condensed consolidated financial position as of September 30, 2025, unaudited condensed consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, and unaudited condensed consolidated cash flows for the nine months ended September 30, 2025 and 2024. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2025, are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2025.

As of and for the three and nine months ended September 30, 2025, the Company changed the presentation of Note 14, “Segment information” to better align with the information the chief operating decision maker (“CODM”) uses to allocate resources and assess operating performance. The change in presentation had no effect on previously reported operating activities. See Note 14 “Segment information” for additional disclosures.

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

Liquidity

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended September 30, 2025 and 2024, the Company incurred a net loss of $34,710,566 and $30,700,608, respectively. During the nine months ended September 30, 2025 and 2024, the Company had negative cash flows from operations of $38,181,204 and $30,242,772, respectively. The Company has incurred operating losses and negative cash flows from operations since inception and anticipates such conditions to continue in the foreseeable future. As of September 30, 2025, the Company had working capital of $71,880,366 and accumulated deficit of $388,168,246. The Company continues to face risks similar to those of other companies of similar size in its industry, including, but not limited to the need for successful commercialization of products, the need for additional capital, or financing, to fund operating losses, protection of proprietary technology, and dependence on key individuals. The Company has funded its operations through the issuance of common stock and debt instruments, as further discussed in Note 7, “Notes payable” and Note 9, “Common stock” below.

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

Employee benefits

Employees that satisfy certain eligibility requirements, including requirements related to age and length of service, are eligible to participate in the EBR Systems, Inc. 401(k) Plan (“Plan”). The Plan is intended to qualify as a tax-qualified 401(k) plan so that contributions to the Plan, and income earned on such contributions, are not taxable to participants until withdrawn or distributed from the Plan. Under the Plan, each employee is fully vested in his or her deferred salary contributions. Employee contributions are held and invested by the plan’s trustee as directed by participants. Effective January 1, 2025, the Company began a matching contribution under the Plan. The Company matches 100% of employee contributions to the Plan up to 3% of eligible compensation, with a maximum annual match of $5,000 per employee. Matching contributions vest 25% after one year of service and are fully vested after two years of service. For the three months ended September 30, 2025 and 2024, the Company match expense was $94,868 and $0, respectively. For the nine months ended September 30, 2025 and 2024, the Company match expense was $340,041 and $0, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash. Cash equivalents are reported at fair value.

Restricted cash

The restricted cash, noncurrent balance of $2,603,568 as of September 30, 2025, relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to creditors incurred in the ordinary course of business. There was no restricted cash as of December 31, 2024.

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

The Company typically invests in highly-rated securities and generally limits the amount of credit exposure to any one issuer. Additionally, the Company does not intend to sell the impaired securities, and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost bases. Unrealized losses during the three and nine months ended September 30, 2025 and 2024, were primarily the result of market conditions, such as increasing interest rate movements, unusual market volatility, or industry-related events. Since the fluctuation in fair value is due to changes in market conditions and not credit quality, and because the Company does not intend to sell the investments and it is more likely than not that the Company will not be required to sell the investments before recovery of their amortized cost bases, the Company concluded that an allowance for credit losses was not required as of September 30, 2025.

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

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that carrying value exceeds fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, depending on the nature of the asset. For the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any impairment charges associated with long-lived assets.

Leases

At the inception of a contract, the Company determines whether the contract is or contains a lease based on all relevant facts and circumstances. Leases with a term greater than twelve months are recognized on the balance sheet date as right of use (“ROU”) assets and current and noncurrent lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of twelve months or less. The Company includes lease option extensions in the assessment of the lease arrangement when it is reasonably certain the option will be exercised.

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

For all asset classes of its leases, the Company has elected to account for the lease and non-lease components together for existing classes of underlying assets

Revenue recognition

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

The Company recognizes all of its revenue from contracts with customers at a point in time. As the majority of revenue consists of sales of the WiSE CRT System and battery replacements, where the Company’s sales representative provides assistance at the point of implantation at hospitals or medical facilities, the Company recognizes revenue upon completion of the procedure. The Company also generates a small portion of its revenue from the sale of surgical tool kits. As the performance obligation is the delivery of the product, the Company recognizes revenue for surgical tool kits upon shipment to the customers. For contracts with multiple performance obligations, the total transaction price is allocated to each performance obligation based on the relative standalone selling price. Sales prices are specified in the executed customer contract and purchase order prior to the transfer of control to the customer. The Company’s standard payment terms are generally net 30 days.

The following table summarizes revenue from contracts with customers disaggregated by product for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue:
WiSE CRT System	$482,040	$-	$628,110	$-
Surgical tool kits	6,848	-	10,272	-
Battery replacements	23,205	-	43,415	-
Total revenue	$512,093	$-	$681,797	$-

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

Warranty

The Company has a warranty program that offers a warranty on the battery, electrode and transmitter (“Warranty Parts”) of the WiSE for a period of three years commencing on the date of implant. In the event the Warranty Parts function in a manner inconsistent with their intended operation and performance due to the quality of materials or workmanship, and should such an event occur with the three-year period commencing on the implantation date, the Company will provide the customer a replacement at no additional cost. The warranty is not priced or sold separately. It is intended to safeguard the customer against defects, and it does not provide incremental service to the customer. As such, it is considered an assurance type warranty and is not accounted for as a service type warranty, which could represent a separate performance obligation. The warranty is accounted for as an accrued warranty reserve. The current portion is included within “Accrued expenses and other liabilities”, and the long-term portion is included within “Other liabilities” in our unaudited condensed consolidated balance sheets. See Note 5, “Condensed consolidated balance sheet components” for additional disclosure on accrued warranty reserves.

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

Advertising costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2025 and 2024, the Company recorded advertising costs of $2,500 and $0, respectively.

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

Other income

The Company periodically receives reimbursements of clinical trial expenses, which are recorded as other income in the accompanying unaudited condensed consolidated statements of operations. Additionally, other income includes refundable tax incentives from the Australian Taxation Office. Components of Other Income were as follows for the three and nine months ended September 30, 2025, and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Clinical trial reimbursements	$-	$1,618	$-	$10,461
Research and development tax incentive	303,632	-	303,632	-
Total other income	$303,632	$1,618	$303,632	$10,461

Income taxes

The asset and liability approach is used for financial reporting for income taxes. Deferred income balances reflect the effects of temporary differences between the financial reporting and income tax bases of the Company’s assets and liabilities and are measured using enacted tax rates expected to apply when taxes are actually paid or recovered. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating losses, or NOLs, and research and development credit carryforwards and are measured using the enacted tax rates and laws that will be in effect when such items are expected to reverse.

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

Recently issued accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”. The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 is effective for public filers for fiscal years beginning after December 15, 2024. The adoption of ASU 2023-09 will be reflected in the Company’s annual financial statements for the year ending December 31, 2025, and is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance and does not expect a material impact on its financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, "Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software."  This ASU is intended to simplify the capitalization guidance by removing all references to software development project stages and introducing a more judgment-based approach. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Note 3 – Cash, cash equivalents, and marketable securities

Cash, cash equivalents, and marketable securities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Cash and cash equivalents:
Cash	$687,891	$3,210,556
Money market funds	9,163,722	3,706,990
US Treasury securities	2,789,968	-
Total cash and cash equivalents	12,641,581	6,917,546
Marketable securities, short-term:
Asset backed securities	1,002,540	2,002,957
Commercial paper	11,031,570	1,156,709
Corporate bonds	19,566,296	23,951,700
US Treasury securities	24,121,454	26,635,045
Total marketable securities, short-term	55,721,860	53,746,411
Marketable securities, long-term:
Asset backed securities	2,032,239	2,305,317
Corporate bonds	-	2,386,774
US Treasury securities	-	611,859
Total marketable securities, long-term	2,032,239	5,303,950
Total cash, cash equivalents, and marketable securities	$70,395,680	$65,967,907

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets as of September 30, 2025 and September 30, 2024, to the total of such amounts as presented in the unaudited condensed consolidated statements of cash flows:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$12,641,581	$36,411,214
Restricted cash, noncurrent	2,603,568	-
Total cash, cash equivalents, and restricted cash	$15,245,149	$36,411,214

During the nine months ended September 30, 2025 and 2024, marketable securities were sold or matured for proceeds of $50,118,613 and $52,425,676, respectively. During the three and nine months ended September 30, 2025, the Company recorded a realized gain on sale of marketable securities of $461 and $8,726, respectively. There was no realized gain or loss on sale of marketable securities for the three and nine months ended September 30, 2024. See Note 4, “Fair value measurements” for additional information regarding the fair value of cash equivalents and marketable securities.

The following tables summarize the unrealized gains and losses related to the Company’s available-for-sale marketable securities, by major security type, as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized (losses)	Fair Value
Marketable securities:
Asset backed securities	$3,033,987	$924	$(132)	$3,034,779
Commercial paper	11,024,885	7,053	(368)	11,031,570
Corporate bonds	19,537,266	29,037	(7)	19,566,296
US Treasury securities	24,097,237	24,441	(224)	24,121,454
Total marketable securities	$57,693,375	$61,455	$(731)	$57,754,099

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized (losses)	Fair Value
Marketable securities:
Asset backed securities	$4,304,662	$3,612	$-	$4,308,274
Commercial paper	1,161,157	-	(4,448)	1,156,709
Corporate bonds	26,341,019	19,868	(22,413)	26,338,474
US Treasury securities	27,235,916	26,291	(15,303)	27,246,904
Total marketable securities	$59,042,754	$49,771	$(42,164)	$59,050,361

The following table shows the unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2025 and December 31, 2024, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position:

	As of September 30, 2025
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$1,013,982	$(132)	$-	$-	$1,013,982	$(132)
Commercial paper	586,263	(368)	-	-	586,263	(368)
Corporate bonds	299,527	(7)	-	-	299,527	(7)
US Treasury Securities	2,622,704	(224)	-	-	2,622,704	(224)
Total	$4,522,476	$(731)	$-	$-	$4,522,476	$(731)

	As of December 31, 2024
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,156,709	$(4,448)	$-	$-	$1,156,709	$(4,448)
Corporate bonds	13,839,116	(22,413)	-	-	13,839,116	(22,413)
US Treasury Securities	14,094,715	(15,303)	-	-	14,094,715	(15,303)
Total	$29,090,540	$(42,164)	$-	$-	$29,090,540	$(42,164)

The contractual maturities of the Company’s marketable securities as of September 30, 2025, were as follows:

Fair Value
One year or less	$55,721,860
After one year to five years	2,032,239
Total minimum payments	$57,754,099

Note 4 – Fair value measurement

Management’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy, as discussed in Note 2, “Summary of significant accounting policies”.

As of September 30, 2025 and December 31, 2024, the fair value measurement of the Company’s financial assets measured on a recurring basis were as follows:

	Fair Values as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,163,722	$-	$-	$9,163,722
US Treasury securities	-	2,789,968	-	2,789,968
Marketable securities:
Asset backed securities	-	3,034,779	-	3,034,779
Commercial paper	-	11,031,570	-	11,031,570
Corporate bonds	-	19,566,296	-	19,566,296
US Treasury securities	-	24,121,454	-	24,121,454
Total	$9,163,722	$60,544,067	$-	$69,707,789

	Fair Values as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,706,990	$-	$-	$3,706,990
Marketable securities:
Asset backed securities	-	4,308,274	-	4,308,274
Commercial paper	-	1,156,709	-	1,156,709
Corporate bonds	-	26,338,474	-	26,338,474
US Treasury securities	-	27,246,904	-	27,246,904
Total	$3,706,990	$59,050,361	$-	$62,757,351

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

Note 5 – Condensed consolidated balance sheet components

Accounts and other receivables, net

Accounts and other receivables includes amounts due from sales of Company’s product to customers, sales of materials to contract manufacturers, reimbursements of clinical trial expenses incurred, and reimbursements for leasehold improvements. Accounts and other receivables, net were as follows as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Trade receivables	$204,660	$-
Non-trade receivables	767,556	433,051
Unbilled reimbursements	-	8,388
Reimbursement for leasehold improvements	1,737,257	-
Accounts and other receivables	2,709,473	441,439
Less: provision for credit losses	-	-
Accounts and other receivables, net	$2,709,473	$441,439

During the three and nine months ended September 30, 2025, the Company recorded no provision for credit losses. During the three and nine months ended September 30, 2024, the Company recorded a provision for credit losses $4,520.

Inventory

Inventory consisted of the following as of September 30, 2025, and pre-launch inventory consisted of the following at December 31, 2024:

	September 30,	December 31,
	2025	2024
Raw materials	$1,429,251	$2,842,540
Work in process	6,302,572	-
Finished goods	3,441,378	-
Inventory	$11,173,201	$2,842,540
Inventory – current	$9,689,369	$1,391,008
Inventory – noncurrent	$1,483,832	$1,451,532

Property and equipment, net

Property and equipment consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Equipment	$3,251,500	$3,433,881
Computer software	551,885	574,780
Leasehold improvements	554,020	513,727
Construction in progress	2,099,069	-
Total property and equipment	6,456,474	4,522,388
Less accumulated depreciation and amortization	(3,270,571)	(3,727,429)
Total property and equipment, net	$3,185,903	$794,959

As of September 30, 2025, construction in progress pertains to tenant improvements for the Company’s new corporate headquarters, laboratory, and manufacturing facility in Santa Clara, California. Depreciation expense for the three months ended September 30, 2025 and 2024 was $90,216 and $101,316, respectively. Depreciation expense for the nine months ended September 30, 2025 and 2024 was $287,546 and $496,844, respectively.

In June 2025, the Company retired certain programmer equipment and recorded loss on disposal of fixed assets of $35,153 for the three and nine months ended September 30, 2025. The loss on disposal of fixed assets is included as a part of selling, general and administrative expenses in the unaudited condensed consolidated statement of operations.

There were no impairments recorded during the three and nine months ended September 30, 2025 and 2024.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Accrued compensation and related liabilities	$3,475,290	$3,116,301
Accrued development expenses	358,839	482,417
Accrued warranty reserves	383,126	692,404
Accrued other expenses	323,754	4,719
Accrued expenses and other liabilities	$4,541,009	$4,295,841

Changes in accrued warranty reserves were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Beginning of period	$435,802	$749,575	$692,404	$826,924
Warranty reserve accrued during the period	211,251	-	228,360	-
Settlement of warranty claims	(235,754)	(40,356)	(509,465)	(117,705)
End of period	$411,299	$709,219	$411,299	$709,219

Warranty reserve - current	$383,126	$709,219	$383,126	$709,219
Warranty reserve - noncurrent	$28,173	$-	$28,173	$-

Note 6 – Leases

The Company has an operating lease for its corporate headquarters and laboratory space, located in Sunnyvale, California. The initial lease expired June 30, 2024, with an option to extend the lease an additional sixty-months, which was used in the calculation of the right of use operating lease asset and operating lease liability. The Company held no other lease agreements at December 31, 2024. In January 2024, the Company signed an addendum to the operating lease, extending the expiration of the lease through June 30, 2025, and adjusting the monthly rent from $35,606 per month to $50,000 per month. The January 2024 lease remeasurement resulted in a $1,169,822 reduction in the right of use operating lease asset and corresponding reduction to operating lease liability. In March 2024, the Company signed an additional addendum to the operating lease, extending the expiration of the lease through December 31, 2025. The March 2024 lease remeasurement resulted in a $261,012 increase in the right of use operating lease asset and corresponding increase in operating lease liability. In July 2024, the Company signed an additional addendum to the operating lease, extending the expiration of the lease through December 31, 2026. The July 2024 lease remeasurement resulted in a $498,013 increase in the right of use operating lease asset and corresponding increase in operating lease liability. In April 2025, the Company signed an addendum to lease additional office space on a short-term basis in an adjacent office space. The Company accounted for the modification as a separate contract and will recognize associated lease payments in net income over the lease term.

In January 2025, the Company executed an operating lease for its new corporate headquarters, laboratory and manufacturing facility in Santa Clara, California. The term of the lease commenced on January 17, 2025, the date on which the landlord made the property available to the Company for the purpose of constructing leasehold improvements that will remain the property of the Company during lease term. As a result of entering into this lease agreement, the Company recorded a right-of-use asset and corresponding lease liability of $12,837,535, net of the tenant improvement allowance of $4,090,880 on the commencement date. The lease payments begin on the later of: (i) June 1, 2025; or (ii) the date the tenant improvements are deemed complete, but no later than one year from the lease commencement date. Tenant improvements are expected to be completed during the first quarter of 2026. The monthly base rent payment is $52,000 in year one; $80,340 in year two; $110,334 in year three; $145,282 in year four; and increasing 3% annually thereafter. The lease provides for a term of 132 months and includes an option to extend the lease for an additional five years, which was used in the calculation of the right of use asset and lease liability, as the Company is reasonably certain that the option will be exercised. The Company determined the probability of the exercise of a lease extension option based on its long-term strategic business outlook, significant leasehold improvements that are expected to have significant economic value to the Company, and costs relating to signing a new lease, among other factors.

Amounts reported in the unaudited condensed consolidated balance sheets for operating leases in which the Company is the lessee as of September 30, 2025 and December 31, 2024, were as follows:

	September 30,	December 31,
	2025	2024
Right of use operating lease asset	$12,898,019	$929,243
Lease liability, current	1,012,971	522,525
Lease liability, noncurrent	15,057,043	574,777
Weighted-average remaining lease term	15.64 years	2.00 years
Weighted-average discount rate	6.43%	10.00%

The following table presents the components of lease costs in our unaudited statements of operations for three and nine month ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating lease costs	$594,376	$128,993	$1,746,212	$344,963
Variable lease costs	30,204	26,198	96,204	90,528
Short-term lease costs	6,230	-	18,762	-
Total lease expense	$630,810	$155,191	$1,861,178	$435,491

Future lease payments for non-cancellable operating leases, net of the tenant improvement allowance as of September 30, 2025, were as follows:

Years Ending December 31,
2025 (remaining three months)	$150,000
2026	1,224,000
2027	964,080
2028	1,324,003
2029	1,743,384
Thereafter	25,484,420
Total undiscounted lease payments	30,889,887
Less: effects of discounting	(12,466,250)
Less: tenant improvement allowance	(2,353,623)
Total operating lease liabilities	$16,070,014

Note 7 - Notes payable

At September 30, 2025 and December 31, 2024, notes payable consisted of the following:

	September 30,	December 31,
	2025	2024
Notes payable, current
Current portion of notes payable	$-	$37,286
Notes payable, noncurrent
Long-term portion of notes payable	41,800,000	41,800,000
Less: unamortized deferred loan costs	(364,549)	(523,291)
Less: unamortized discount	(707,053)	(1,013,104)
Notes payable, noncurrent, net	40,728,398	40,263,605
Total notes payable, net	$40,728,398	$40,300,891

The following table presents information regarding the Company’s notes payable principal repayment obligations as of September 30, 2025:

Years Ending December 31,
2025 (remaining three months)	$-
2026	-
2027	41,800,000
Total minimum payments	$41,800,000

Runway Growth Finance Corp

On June 30, 2022, the Company entered into a loan and security agreement with Runway Growth Finance Corp. The debt is secured against substantially all assets of the Company, except for the Company’s intellectual property but includes all proceeds from the sale of intellectual property. As of September 30, 2025 and December 31, 2024, the outstanding principal balance was $41,800,000.

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

The Company has accounted for the final payment of $1,800,000 as a discount on the note that will be amortized over the life of the loan using the effective interest method. Amortization of the discount was $103,393 and $102,086 for the three months ended September 30, 2025 and 2024, respectively. Amortization of the discount was $306,051 and $303,287 for the nine months ended September 30, 2025 and 2024, respectively. This amount was recorded as additional interest expense in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2025 and December 31, 2024, the note has been shown net of unamortized discounts of $707,053 and $1,013,104, respectively.

The Company incurred loan costs of $998,393, which are being amortized over the life of the loan using the effective interest method. Amortization of loan costs was $53,564 and $53,144 for the three months ended September 30, 2025 and 2024, respectively. Amortization of loan costs was $158,742 and $158,075 for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025 and December 31, 2024, the note has been shown net of unamortized loan costs of $364,549 and $523,291, respectively.

The Company is subject to customary financial and reporting covenants under the loan and security agreement. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all debt covenants.

Bank of America Leasing & Capital, LLC

In March 2024, the Company entered into an equipment purchase agreement for the purchase of software totaling $82,029. The purchase agreement requires 11 equal payments of $7,457 beginning July 1, 2024, through May 1, 2025. As of September 30, 2025 and December 31, 2024, the outstanding principal balance was $0 and $37,286, respectively, and was included in the current portion of notes payable in the unaudited condensed consolidated balance sheets.

Note 8 – Preferred stock

As of September 30, 2025 and December 31, 2024, 10,000,000 shares of preferred stock were authorized, of which no shares were issued or outstanding.

Note 9 – Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, no dividends have been declared.

As of September 30, 2025 and December 31, 2024, 600,000,000 shares were authorized, of which 449,889,450 shares and 371,076,200 shares, respectively, were outstanding.

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

In September 2024, the Company completed a fully underwritten institutional placement, and the institutional component of a 1-for-20 pro-rata accelerated non-renounceable entitlement issuance of 55,856,325 CDIs representing the same number of common stock at $0.56 per share, for proceeds of $29,483,822, net of $1,776,170 of related issuance costs.

In September 2024, the Company announced the retail component of the fully underwritten 1-for-20 pro-rata non-renounceable entitlement offer of 5,075,733 CDIs representing the same number of common stock. In connection with the entitlement offer, the Company received a binding commitment from the underwriter to purchase any entitlements not accepted by the Company’s eligible securityholders. As a result, the Company recognized a common stock receivable of $2,595,864 which was presented as a reduction to equity in the Company’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statement of changes in stockholders’ equity as of September 30, 2024. The Company recorded a corresponding offset of $2,595,864 to common stock to be issued, a component of equity in the Company’s unaudited condensed consolidated balance sheets and unaudited condensed consolidated statement of changes in stockholders’ equity as of September 30, 2024. On October 16, 2024, the Company issued 5,075,733 CDIs at $0.54 per share, and received proceeds of $2,595,864, net of $165,694 of related issuance costs.

In May 2025, the Company completed an institutional placement of 55,900,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $33,467,662, net of $2,498,398 of related issuance costs. In June 2025, the Company completed a non-underwritten rights offering to existing stockholders, or Securities Purchase Plan, and issued an additional 20,000,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $12,751,318, net of $110,682 of related issuance costs.

Additionally, the Company has reserved the following shares of common stock for issuance as of September 30, 2025:

Conversion of Common Stock warrants	19,789,379
2013 Equity Incentive Plan	16,492,239
Amended 2021 Equity Incentive Plan	37,009,973
Outside of Amended 2021 Equity Incentive Plan	897,558
Total shares of common stock reserved for issuance	74,189,149

Note 10 – Warrants

Equity classified common stock warrants

The Company has issued warrants to purchase shares of its common stock, which are exercisable any time at the option of the holder until their expiration date. As of September 30, 2025 and December 31, 2024, the weighted-average exercise price of outstanding warrants was $0.57 and $0.57, respectively, with a weighted-average remaining contractual life of 4.53 years and 5.28 years, respectively.

The following warrants were outstanding as of September 30, 2025 and December 31, 2024:

	Shares of Common Stock Issuable for Outstanding Warrants as of
Warrant Issuance	September 30, 2025	December 31, 2024	Exercise Price	Expiration Date
October 6, 2015	309,278	309,278	$0.82	October 6, 2025
June 30, 2016	36,385	36,385	$0.82	June 30, 2026
October 30, 2017	1,950,607	1,950,607	$0.41	October 29, 2027
February 28, 2018	234,176	234,176	$0.82	February 28, 2028
August 26, 2019	4,438,347	4,438,347	$0.59	August 26, 2029
March 13, 2020	4,423,389	4,423,389	$0.59	March 13, 2030
March 25, 2020	441,500	441,500	$0.14	March 24, 2030
February 12, 2021	1,732,123	1,732,123	$0.59	February 12, 2031
June 25, 2021	2,887,518	2,887,518	$0.59	June 25, 2031
August 16, 2021	224,269	224,269	$0.59	June 25, 2031
October 4, 2021	3,111,787	3,111,787	$0.59	October 4, 2031
Total	19,789,379	19,789,379

Note 11 – Stock-based compensation

The Company and its stockholders adopted an equity incentive plan (the “2013 Plan”) in 2013, which reserved shares of the Company’s common stock for the granting of incentive and nonqualified stock options to employees, directors, and consultants. On October 14, 2021, the Company replaced the 2013 Plan with the 2021 Equity Incentive Plan (“2021 Plan”) in connection with its initial public offering, which was then amended by the Board of Directors and approved by the stockholders on March 18, 2025 and May 21, 2025, respectively. Under the amended 2021 Plan, 37,009,973 shares of common stock are reserved. The Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over four years and expire no later than 10 years from the date of grant. The Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including: i) the number of shares of common stock subject to the option; ii) when the option becomes exercisable; iii) the option exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant; and iv) the duration of the option, which may not exceed 10 years.

As of September 30, 2025, options to purchase a total of 29,819,865 shares of common stock remained outstanding and 7,190,108 shares remain available for grant under the amended 2021 Plan and 897,558 remained outstanding outside of the amended 2021 Plan. As of September 30, 2025, options to purchase a total of 16,492,239 shares of common stock remained outstanding under the 2013 Plan. As of September 30, 2025, no shares of common stock remain available for grant under the 2013 Plan.

Stock option activity for the nine months ended September 30, 2025, was as follows:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2024	41,918,671	$0.38	6.88
Granted	9,248,255	0.87
Cancelled	(1,044,014)	0.55
Exercised	(2,913,250)	0.20
Outstanding as of September 30, 2025	47,209,662	$0.48	6.89

Vested and expected to vest as of September 30, 2025	47,209,662	$0.48	6.89
Exercisable as of September 30, 2025	28,416,031	$0.34	5.59

The fair value of the options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, an assumed risk-free interest rate and expected dividends. The Company uses the simplified calculation of expected life and volatility is based on an average of the historical volatilities of the common stock of several publicly traded entities with characteristics similar to those of the Company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses the straight-line method for expense attribution. The weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2025 and 2024, was $0.55 per share and $0.43 per share, respectively.

The following assumptions were used to calculate the grant-date fair value of employee stock options granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Expected term (in years)	5.53 - 6.08	7.00
Expected volatility	65.27% - 67.80%	65.17% - 67.34%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.92% - 4.47%	3.67% - 4.71%

The following table presents classification of stock-based compensation expense within the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$345,804	$255,428	$853,015	$583,452
Selling, general and administrative	583,499	220,893	1,285,121	672,574
Total	$929,303	$476,321	$2,138,136	$1,256,026

As of September 30, 2025, there was $8,445,746 of unamortized stock-based compensation cost, related to unvested stock options which is expected to be recognized over a weighted-average period of 2.89 years.

Note 12 – Income taxes

During the three and nine months ended September 30, 2025 and 2024, the Company does not have an income tax benefit or expense. The Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. Valuation allowances are recorded when the expected realization of the deferred tax assets does not meet a “more likely than not” criterion. Realization of the Company’s deferred tax assets are dependent upon the generation of future taxable income, the amount and timing of which are uncertain.

The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2025 and 2024. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets, state and foreign tax benefit, research and development tax credit, and other non-deductible expenses. During the nine months ended September 30, 2025, there were no material changes to the Company’s uncertain tax positions.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These tax law changes do not have a material impact on the Company’s financial statements for the three and nine months ended September 30, 2025.

Note 13 – Net loss per share

The following tables sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator – basic & diluted:
Net loss attributable to common stockholders, basic and diluted	$(12,188,854)	$(10,055,917)	$(34,710,566)	$(30,700,608)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	449,681,006	311,192,703	406,310,641	308,914,435
Net loss per share attributable to common stockholders, basic and diluted	$(0.03)	$(0.03)	$(0.09)	$(0.10)

The following potentially dilutive shares have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss:

	September 30,
	2025	2024
Outstanding warrants	19,789,379	19,789,379
Outstanding stock options	47,209,662	42,118,783
Total dilutive shares	66,999,041	61,908,162

Note 14 – Segment information

The Company's chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company has determined that it has a single operating and reportable segment. The CODM uses revenue, gross margin and operating expenses at the consolidated level to allocate resources, monitor budget versus actual results, and manage operations. Significant expenses within operating expenses include engineering and development, clinical and regulatory, sales and marketing, and general and administrative expenses at the consolidated level.

Substantially all of the segment revenue is derived from sales to customers in the U.S. Revenue by geography is based on billing address of the customer. International revenue accounted for less than 5% of the total revenue during the periods presented. Long-lived assets held outside the U.S. are immaterial. The following table summarizes the Company's revenue by geography for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
United States	$508,688	$-	$658,182	$-
International	3,405	-	23,615	-
Total Revenue	$512,093	$-	$681,797	$-

The following table disaggregates amounts that comprise research and development, and selling, general and administrative expenses within the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Engineering and development	$3,909,229	$3,197,895	$10,604,518	$11,105,095
Clinical and regulatory	2,334,705	3,100,528	7,009,656	9,066,211
Total research and development	$6,243,934	$6,298,423	$17,614,174	$20,171,306

Sales and marketing	$3,052,137	$256,664	$6,969,009	$577,889
General and administrative	2,808,475	2,621,898	8,519,412	7,744,109
Total selling, general and administrative	$5,860,612	$2,878,562	$15,488,421	$8,321,998

The segment's net loss equals the Company’s net loss as presented in the unaudited condensed consolidated statements of operations. Other segment items within net loss include interest expense, interest income, other income, and loss on foreign currency at the consolidated level.

Note 15 – Commitments and contingencies

Purchase commitments

The Company purchases raw materials, manufacturing equipment, and various services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help ensure an adequate supply of certain items, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements over the term of the agreement. In certain instances, our purchase agreements allow us to cancel, reschedule, or adjust our purchase requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our purchase commitments are firm and non-cancelable. As of September 30, 2025, the Company’s obligations under non-cancelable arrangements were approximately $12.1 million.

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

We have launched WiSE with the focus on driving adoption of WiSE at key, high-volume, hospitals or medical facilities within the U.S. to be followed by select, high-volume hospitals or medical facilities in markets outside the U.S. (“OUS”) that we would target after evaluating regulatory and reimbursement considerations.

a)	U.S. Strategy

We have implemented a Limited Market Release (“LMR”), with the following objectives:

LMR objective 1: Initial Target Accounts

•	Launched in target accounts from the SOLVE-CRT (Stimulation of the Left Ventricular Endocardium for Cardiac Resynchronization Therapy) pivotal trial.
•	Leveraged existing relationships with hospitals or medical facilities that participated in previous clinical trials to streamline patient identification and device implantation.

LMR objective 2: Expansion and Optimization

•	Strategically expanded our field team to broaden our market presence into additional high-volume hospitals or medical facilities.
•	Focused on optimizing the customer training programs and enhancing EBR's business operations.

LMR objective 3: Increase Implants Per Site

•	The field team focused on increasing the number of cases per month per hospital or medical facility by improving hospital implant workflows and familiarity with the technology.

As of September 30, 2025, we have seven active LMR hospitals or medical facilities.

Full Market Release

Our full market release strategy includes the following objectives:

•	Expand market presence and maximize product adoption.
•	Utilize refined business operations and continue scaling the field team.
•	Focus on expanding into additional hospitals or medical facilities, leveraging the experience and efficiency gained from the LMR.

b)	OUS Strategy

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

As a result of its breakthrough device designation (“BDD”), our WiSE CRT technology is eligible for incremental payment coverage in the U.S. for up to three years following FDA approval. The Centers for Medicare & Medicaid Services (“CMS”) has approved of the New Technology Add-On Payment (“NTAP”) for WiSE, commencing October 1, 2025. The NTAP is designed to bridge the financial gap between the costs of innovative technologies and the standard Medicare severity Diagnosis Related Groups (“MS-DRG” or “DRG”) payment structure in place, while encouraging early adoption of the breakthrough medical advancements used in the inpatient setting for Medicare patients. NTAP secures the maximum reimbursement rate of 65% of the cost of WiSE. This is in addition to the DRG payments, which are intended to cover the procedure and the remaining device cost. In June 2025, we received preliminary approval for Transitional Pass-Through (“TPT”) reimbursement scheme of WiSE. Preliminary approval for the TPT reimbursement scheme, will commence October 1, 2025, and is effective for three years. TPT provides hospitals with Medicare reimbursement when treating patients in an outpatient setting. In combination, these reimbursements are intended to fully cover the cost of WiSE in a hospital or outpatient setting.

Financial Overview

Since inception, we have incurred significant net losses and expect to continue to incur net losses for the foreseeable future. Since our inception, our operations have been financed primarily by net proceeds from the sale of our CDIs, common stock, convertible preferred stock, and indebtedness. As of September 30, 2025, we had $73.0 million in cash, cash equivalents, restricted cash, and marketable securities and an accumulated deficit of $388.2 million.

In May 2025, we completed an institutional placement of 55,900,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $33,467,662, net of $2,498,398 of related issuance costs. In June 2025, we completed a non-underwritten rights offering to existing stockholders, or Securities Purchase Plan, and issued an additional 20,000,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $12,751,318, net of $110,682 of related issuance costs.

Our WiSE CRT System received approval from the FDA for commercial distribution in April 2025, and we began commercializing WiSE during the second quarter of 2025. The commercial potential of and our ability to successfully commercialize WiSE is unproven and will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations. Based on our current operating plans and assumptions we believe that our existing cash, cash equivalents, and current and noncurrent marketable securities, together with projected revenue from the U.S of the WiSE CRT System will be sufficient to fund our projected operating requirements for at least the next 12 months from the date of this filing.

Factors Affecting Our Business

There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

•	Regulatory clearances/post-approval study (“PAS”). Our business strategy depends on the successful FDA submission of our PAS and ongoing annual reporting of our WiSE CRT System to the FDA.
•	Market acceptance. The growth of our business depends on our ability to successfully commercialize WiSE and gain wide acceptance of WiSE by continuing to make physicians and other hospital staff aware of the benefits of WiSE to generate increased demand and frequency of use and thus increase sales to our hospital customers. Our ability to grow our business will also depend on our ability to expand our customer base in existing or new target markets.
•	Sales force size and effectiveness. The rate at which we grow our sales force and the speed at which newly hired salespeople become effective can impact our revenue growth or our costs incurred in anticipation of such growth. We intend to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives and expanding our international marketing programs to help facilitate further adoption among existing hospital accounts as well as broaden awareness of our products to new hospital accounts.
•	Competition. Our industry is intensely competitive and, in particular, we compete with a number of large, well-capitalized companies on multiple fronts. We must strive to be successful in light of our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who use our products.
•	Reimbursement. The level of reimbursement from third-party payors for procedures performed using our products could have a substantial impact on the prices we are able to charge for our products and how widely our products are accepted. The level at which reimbursement is set for procedures using our products, and any increase in reimbursement for procedures using our products, will depend substantially on our ability to generate clinical evidence, to gain advocacy in the respective physician societies and to work with CMS and payors, and to capitalize on the recent CMS approval of our WiSE CRT System for the NTAP, and preliminary approval for TPT reimbursement scheme beginning October 1, 2025.

•	Clinical results. Publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer for a given condition.

While these factors may present significant opportunities for us, they also pose significant risks and challenges that we must address.

Components of our Consolidated Results of Operations

Revenue

We derive most of our revenue from sales of WiSE to the hospital facilities that implant our WiSE CRT System. We recognize revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. Specifically, revenue from the sale of WiSE is recognized at an amount that reflects the expected consideration upon notice that our products have been used in a surgical procedure. Our revenue fluctuates primarily based on the volume of procedures performed. Our revenue is expected to continue to fluctuate in the future from quarter-to-quarter due to a variety of factors, including the success of our sales force in expanding adoption of WiSE in new accounts and the number of physicians who are aware of and implant WiSE.

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

We recognize all of our revenue from contracts with customers at a point in time. As the majority of revenue consists of sales of WiSE CRT System and battery replacements, where our sales representative provides assistance at the point of implantation at hospitals or medical facilities, we recognize revenue upon completion of the procedure. We also generate a small portion of our revenue from the sale of surgical tool kits that are ordered in advance of a procedure. As the performance obligation is the delivery of the product, we recognize revenue for surgical tool kits upon shipment to the customers. For all performance obligations, the standalone selling price is directly observable as these goods are sold separately by us. Sales prices are specified in the executed customer contract and purchase order prior to the transfer of control to the customer. Our standard payment terms are generally net 30 days.

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

We present Adjusted EBITDA in this filing because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance. Period-to-period comparison of Adjusted EBITDA helps our management identify additional trends in our Company’s financial results that may not be shown solely by period-to-period comparison of net loss. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net loss, helps investors make comparisons between our Company and other companies that may have different capital structures, different capitalized asset values, different forms of employee compensation and different strategic nonrecurring projects. Adjusted EBITDA has its limitations as an analytical tool because of the excluded items, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect interest expense and interest income because these items are not directly attributable to the performance of our business operations and may vary over time due to a variety of financing transactions that we have entered into or may enter into in the future.
•	Adjusted EBITDA does not reflect certain non-cash items, including depreciation and amortization, and stock-based compensation expense. We believe that excluding the effect of these expenses from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our Company’s operating performance because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.
•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we do not find indicative of our ongoing operations, such as costs associated with our filing of Form 10-12G.

A reconciliation between net loss and adjusted EBITDA is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Reconciliation of net loss to non-GAAP Adjusted EBITDA
Net loss	$(12,189)	$(10,056)	$(34,710)	$(30,700)
Interest expense, net	607	874	2,188	2,210
Depreciation and amortization	90	101	288	497
Stock-based compensation (a)	929	476	2,138	1,256
Expenses associated with Form 10 filling (b)	-	542	-	1,214
Adjusted EBITDA	$(10,563)	$(8,063)	$(30,096)	$(25,523)

(a)	Represents non-cash expense associated with our stock-based compensation payments.
(b)	Represents nonrecurring expenses associated with our Form 10 filing in 2024.

Results of Operations

Comparison of the Three Months Ended September 30, 2025, to the Three Months Ended September 30, 2024

We recorded a net loss of $12.2 million in the three months ended September 30, 2025, an increase of $2.1 million, or 21.2%, from the three months ended September 30, 2024. The increased loss in 2025 was due to an increase in selling, general and administrative expenses in 2025, which was partially offset by a decrease in research and development expenses, as discussed below. Other (expense) income, net decreased in 2025 primarily due to an increase in refundable tax incentives, as discussed below.

The following table summarizes our operating results for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$512	$-	$512	100.0%
Cost of goods sold	288	-	288	100.0%
Gross profit	224	-	224	100.0%
Operating expenses
Research and development	6,244	6,298	(54)	(0.9%)
Selling, general and administrative	5,861	2,879	2,982	103.6%
Total operating expenses	12,105	9,177	2,928	31.9%
Other (expense) income, net	(308)	(879)	571	(65.0%)
Loss before income tax	(12,189)	(10,056)	(2,133)	21.2%
Income tax expense	-	-	-	-
Net Loss	$(12,189)	$(10,056)	$(2,133)	21.2%

We derive the majority of our revenue from sales to customers in the United States. International revenue is attributable to the battery replacements for clinical trial patients in the UK. Revenue by geography is based on the billing address of the customer. The table below summarizes our revenue by geography:

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
(in thousands)	Amount	%	Amount	%
United States	$509	99.4%	$-	-
International	3	0.6%	-	-
Total Revenue	$512	100.0%	$-	-

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$512	$-	$512	100.0%
Cost of goods sold	288	-	288	100.0%
Gross profit	$224	$-	$224	100.0%
Gross margin	43.8%	-	43.8%	100.0%

Revenue and Cost of Goods Sold

Revenue and cost of goods sold increased to $0.5 million and $0.3 million, respectively, or 100%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, resulting from the FDA approval of our WiSE CRT System in April 2025. During the three months ended September 30, 2025, we had commercial implants at four incrementally new hospitals in the US.

Gross Profit, and Gross Margin

Gross profit increased to $0.2 million, or 100% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, resulting from the FDA approval of our WiSE CRT System in April 2025. Gross margin was 43.8% for the three months ended September 30, 2025. Our gross margin was positively affected and will continue to be affected in the near future by the use of inventory that was previously expensed during our clinical trial. Excluding the use of previously expensed inventory, we would have had a negative gross margin of 25.3%.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category:

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Research and development expenses:
R&D personnel expense	$4,981	$4,491	$490	10.9%
Clinical expenses	599	429	170	39.6%
Quality assurance	103	61	42	68.9%
Contract manufacturing, materials & components	484	935	(451)	(48.2%)
Facility allocation & depreciation	77	382	(305)	(79.8%)
Total research and development expense	$6,244	$6,298	$(54)	(0.9%)

Research and development expenses decreased by $0.1 million, or 0.9%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily due to a $0.5 million decrease in contract manufacturing, materials and components, resulting from a decrease in professional services related to the development testing of WiSE, as well as capitalization of inventory. Facility-related expenses decreased by $0.3 million, as we capitalized certain overhead costs to inventory during the three months ended September 30, 2025. These decreases were partially offset by a $0.5 million increase in personnel-related expenses, including salaries, bonuses, and certain fringe benefits, resulting from workforce expansion, and a $0.2 million increase in clinical trial expenses.

Selling, General and Administrative Expenses

Selling, General and administrative expenses increased by $3.0 million, or 103.6%, during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Personnel-related expenses including salaries, bonuses, stock-based compensation and certain fringe benefits increased by $2.3 million as a result of the expansion of our workforce to support our sales and marketing efforts after the FDA approval of WiSE. Travel-related expenses increased by $0.6 million due the expansion of our workforce to support our sales and marketing efforts. Facility-related expenses increased by $0.1 million, primarily resulting from the higher non-cash rent expense due to a new lease agreement entered in 2025.

Other (expense) income, net

Other (expense) income, net decreased by $0.6 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. Other income has increased by $0.3 million, primarily resulting from an increase in refundable tax incentives. Interest expense decreased by $0.1 million, and interest income earned on investments in marketable securities, including the accretion of discounts on marketable securities has increased by $0.2 million.

Comparison of the Nine Months Ended September 30, 2025, to the Nine Months Ended September 30, 2024

We recorded a net loss of $34.7 million in the nine months ended September 30, 2025, an increase of $4.0 million, or 13.1%, from the nine months ended September 30, 2024. The increased loss in 2025 was due to an increase in selling, general and administrative expenses in 2025, which was partially offset by a decrease in research and development expenses, as discussed below. Other (expense) income, net also decreased in 2025 primarily due to an increase in refundable tax incentives and decrease in interest expense, as discussed below.

The following table summarizes our operating results for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$682	$-	$682	100.0%
Cost of goods sold	374	-	374	100.0%
Gross profit	308	-	308	100.0%
Operating expenses:
Research and development	17,614	20,171	(2,557)	(12.7%)
Selling, general and administrative	15,488	8,322	7,166	86.1%
Total operating expenses	33,102	28,493	4,609	16.2%
Other (expense) income, net	(1,916)	(2,207)	291	(13.2%)
Loss before income tax	(34,710)	(30,700)	(4,010)	13.1%
Income tax expense	-	-	-	-
Net Loss	$(34,710)	$(30,700)	$(4,010)	13.1%

We derive the majority of our revenue from sales to customers in the United States. International revenue is attributable to the battery replacements for clinical trial patients in the UK. Revenue by geography is based on the billing address of the customer. The table below summarizes our revenue by geography:

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
(in thousands)	Amount	%	Amount	%
United States	$658	96.5%	$-	-
International	24	3.5%	-	-
Total Revenue	$682	$100%	$-	-

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$682	$-	$682	100.0%
Cost of goods sold	374	-	374	100.0%
Gross profit	$308	$-	$308	100.0%
Gross margin	45.2%	-	45.2%	100.0%

Revenue and Cost of Goods Sold

Revenue and cost of goods sold increased to $0.7 million and $0.4 million, respectively, or 100%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, resulting from the FDA approval of our WiSE CRT System in April 2025. During the nine months ended September 30, 2025, we had commercial implants at seven hospitals in the US.

Gross Profit, and Gross Margin

Gross profit increased to $0.3 million, or 100% for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, resulting from the FDA approval of our WiSE CRT System in April 2025. Gross margin was 45.2% for the nine months ended September 30, 2025. Our gross margin was positively affected and will continue to be affected in the near future by the use of inventory that was previously expensed during our clinical trials. Excluding the use of previously expensed inventory, we would have had a negative gross margin of 31.9%.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category:

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	Amount	%
Research and development expenses:
R&D personnel expense	$13,829	$12,784	$1,045	8.2%
Clinical expenses	1,560	1,266	294	23.2%
Quality assurance	273	185	88	47.6%
Contract manufacturing, materials & components	1,744	4,659	(2,915)	(62.6%)
Facility allocation & depreciation	208	1,277	(1,069)	(83.7%)
Total research and development expense	$17,614	$20,171	$(2,557)	(12.7%)

Research and development expenses decreased by $2.6 million, or 12.7%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily due to a $2.9 million decrease in contract manufacturing, materials and components, resulting from a decrease in professional services related to the development testing of the WiSE CRT System, as well as capitalization of inventory. Facility-related expenses decreased by $1.1 million, as we capitalized certain overhead costs to inventory during the nine months ended September 30, 2025. These decreases were partially offset by a $1.0 million increase in personnel-related expenses, including salaries, bonuses, and certain fringe benefits, resulting from the normal annual salary increases and workforce expansion, and a $0.3 million increase in clinical expenses.

Selling, General and Administrative Expenses

Selling, General and administrative expenses increased by $7.2 million, or 86.1%, during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Personnel-related expenses including salaries, bonuses, stock-based compensation and certain fringe benefits increased by $5.2 million as a result of the expansion of our workforce to support increased adoption of our WiSE CRT System. Facility-related and other expenses increased by $0.4 million, primarily resulting from the higher non-cash rent expense due to a new lease agreement entered in 2025. Travel-related expenses increased by $1.2 million due the expansion of our workforce to support our sales and marketing efforts. Corporate expenses increased by $0.4 million, primarily resulting from the higher expenses related to insurance premiums, investor relations, and computer software.

Other (expense) income, net

Other (expense) income, net decreased by $0.3 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Other income increased by $0.3 million, primarily resulting from an increase in refundable tax incentives, and interest expense decreased by $0.3 million. These changes were partially offset by a $0.3 million decrease in interest income earned on investments in marketable securities, including the accretion of discounts on marketable securities.

Liquidity and Capital Resources

We believe that our cash and cash equivalents, and marketable securities, and anticipated revenues from sales of our WiSE CRT System will be sufficient to fund our operations for at least the next 12 months from the date of this filing. We manage our cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements and future investments. As of September 30, 2025 and December 31, 2024, we had approximately $70.4 million and $66.0 million, respectively, in cash, cash equivalents, and marketable securities. In the long-term, our ability to support our working capital and capital expenditure requirements will depend on many factors, including:

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

As of September 30, 2025 and December 31, 2024, the outstanding principal balance was $41,800,000, which includes final payment of 4.5% of the principal borrowings to date.

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

We are subject to customary financial and reporting covenants under the loan and security agreement. As of September 30, 2025 and December 31, 2024, we were in compliance with all debt covenants.

Recent Financings

In May 2025, we completed an institutional placement of 55,900,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $33,467,662, net of $2,498,398 of related issuance costs. In June 2025, we completed a non-underwritten rights offering to existing stockholders, or Securities Purchase Plan, and issued an additional 20,000,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $12,751,318, net of $110,682 of related issuance costs.

Contractual Obligations and Commitments

As of September 30, 2025, we had $0.7 million in operating lease obligations for our corporate headquarters and laboratory space located in Sunnyvale, California. Additionally, in January 2025, we entered into a new lease agreement for our new corporate headquarters, laboratory and manufacturing facility in Santa Clara, California, for which we had recorded $15.4 million in operating lease obligations as of September 30, 2025.

As of September 30, 2025, the outstanding principal balance under our loan and security agreement described above was $41,800,000, which includes the final payment of 4.5% of the principal borrowings to date.

In addition, we enter into contracts in the normal course of business with third-party contract organizations for clinical trials, manufacturing and other services and products for operating purposes. In certain instances, our purchase agreements allow us to cancel, reschedule, or adjust our purchase requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our purchase commitments are firm and non-cancelable. As of September 30, 2025, our obligations under non-cancelable arrangements were approximately $12.1 million.

Working Capital

September 30, 2025, Compared to December 31, 2024

As of September 30, 2025, we had working capital of $71.9 million, comprised of current assets of $82.2 million and current liabilities of $10.3 million. Current assets, consisting of cash and cash equivalents, marketable securities, accounts and other receivables, inventory, prepaid expenses, and other current assets, increased by $17.8 million as of September 30, 2025, compared to December 31, 2024. The sale of CDIs discussed above contributed to the overall increase in cash, cash equivalents and marketable securities, resulting in a $7.7 million increase in working capital as of September 30, 2025. Additionally, the capitalization of inventory resulted in a $8.3 million increase in working capital, and an increase in the accounts and other receivables primarily due to the reimbursements for leasehold improvements resulted in a $2.3 million increase in working capital as of September 30, 2025. Current liabilities, consisting primarily of accounts payable, accrued liabilities, lease obligations, and interest payable, increased by approximately $2.0 million as of September 30, 2025, compared to December 31, 2024. The increase primarily resulted from a $1.3 million increase in accounts payable, which was mainly due to the activity related to construction of leasehold improvements at the new corporate headquarters, as well as the purchases of raw materials. The abovementioned construction of leasehold improvements also resulted in a $0.2 million increase in accrued expenses due to increase in retainage that will be payable upon the project completion. Additionally, the execution of a new lease agreement in 2025 resulted in $0.5 million increase in operating lease liabilities, which contributed to the overall increase in current liabilities.

Cash Flows

September 30, 2025, Compared to September 30, 2024

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(38,181)	$(30,243)
Net cash (used in) provided by investing activities	(281)	22,284
Net cash provided by financing activities	46,772	29,802
Effect of exchange rate change on cash	18	(11)
Net change in cash, cash equivalents and restricted cash	$8,328	$21,832

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025, was $38.1 million, compared to $30.2 million during the nine months ended September 30, 2024, representing an increase in use of $7.9 million. This increase is primarily attributed to an increase in net loss of $4.0 million and an increase in use of cash from changes in working capital of $6.0 million, which were partially offset by an increase in non-cash adjustments of $2.1 million.

•	The increase in net loss of $4.0 million primarily resulted from an increase in personnel costs, which was partially offset by a decrease in contract manufacturing, materials and components, as further described under “Results of Operations” above.
•	Non-cash adjustments increased due to decrease in gain in accretion of discount on marketable securities of $0.8 million driven by fluctuating interest rates and maturity term, $0.6 million increase in the adjustment to lease amortization due to the Company entering into a new lease agreement in 2025, and $0.9 million increases in stock-based compensation due to new options issuance to new hires and existing employees. These increases were partially offset by a $0.2 million decrease in depreciation and amortization due to assets that have been fully depreciated.
•	The decrease in changes from working capital activities primarily consisted of $7.1 million use of cash for inventory purchases, a $2.4 million decrease in cash provided from accounts and other receivables primarily due to the timing of collections on reimbursable leasehold improvements, and a $0.2 million increase in use of cash for deposits to vendors. These decreases were partially offset by a $2.4 million increase in the operating lease liability due to the reimbursement of tenant improvements and the amortization of the right of use operating lease asset, and a $1.3 million increase in cash provided from accounts payable and accrued expenses due to the timing of invoice payments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025, was $0.3 million, compared to $22.3 million net cash provided during the nine months ended September 30,2024, representing an increase in cash used of $22.6 million. The increase was attributable to a $18.2 million increase in the purchase of marketable securities, a $2.0 million increase in cash used for purchases of property and equipment, and a $2.4 million net decrease in cash provided from the maturities and sales of marketable securities during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $46.8 million, compared to $29.8 million during the nine months ended September 30, 2024, representing an increase of $17.0 million. This increase was primarily attributed to the $16.7 million increase in proceeds from a capital raise, net of issuance cost, during the nine months ended September 30, 2025, as well as by a $0.4 million increase in proceeds from exercise of stock options. These increases were partially offset by $0.1 million decrease in proceeds from borrowings on notes payable during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information specified under this item.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our WiSE CRT System’s regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. We are required to conduct a prospective, real-world, observational study aimed at understanding acute and long-term product performance, including patient safety, clinical outcomes, and CRT response information associated with the use of the market released WiSE. We expect to begin enrollment for this post-marketing study in November 2025, and it is scheduled to be concluded in December 2027. Participants enrolled in the study will be monitored at one month, six month, and annual follow-up visits for up to five years post implant. Failure to meet enrollment requirements or complete the study to the satisfaction of the FDA could result in withdrawal of WiSE’s application approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. The results of the post-marketing study may also result in additional warnings or precautions for the WiSE CRT System label, or expose additional safety concerns that may result in product liability, reputational damage with physicians and/or withdrawal of the product from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Incorporated by Reference
Number	Description	Schedule/Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of EBR Systems, Inc.	10-12G	3.1	11/21/2024

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of EBR Systems, Inc.	8-K	3.1	5/23/2025

3.3	Amended and Restated Bylaws of EBR Systems, Inc.	8-K	3.1	3/20/2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

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

Date: November 12, 2025

