Form 10-K
period 2025-12-31
EBR Systems, Inc.
filed 2026-03-18
CIK 1347123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $351 million, based on the closing price per share of the Registrant’s common stock on the Australian Securities Exchange (“ASX”) and the daily exchange rate reported by Oanda for conversion of Australian dollars into U.S. dollars on June 30, 2025.

As of March 9, 2026, the registrant had 450,435,794 shares of common stock, par value $0.0001 per share, including shares underlying all issued and outstanding Chess Depository Interests (“CDIs”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2026 Annual Meeting of Stockholders of the Registrant (the “Proxy Statement”), are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2025.

EBR SYSTEMS, INC.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

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

These statements involve risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us as of the date of this Annual Report and our projections of the future, about which we cannot be certain. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

•	our ability to successfully commercialize our WiSE system;
•	the size of the market opportunity for our WiSE system, including our estimates of the number of patients who suffer from the diseases we are targeting and the overall size of our target market;
•	developments and projections relating to our competitors and our industry and the success of competing products that are or may become available;
•	the beneficial characteristics, safety, and effectiveness of our products;
•	our plans relating to the further development and commercialization of our products, including additional indications we may pursue;
•	our plans and ability to obtain or protect intellectual property rights, including extensions of existing patent terms where available and our ability to avoid infringing the intellectual property rights of others;
•	our ability to effectively manage our growth, including the need to hire additional personnel and our ability to attract, recruit and retain such personnel, and maintain our culture;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	the performance of our suppliers, and our third-party manufacturers;
•	our financial performance; and
•	the period over which we estimate our existing cash will be sufficient to fund our future operating expenses and capital expenditure requirements.

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

Products

The WiSE CRT System, our only product, is an implantable cardiac pacing system capable of delivering pacing level energy to the heart without using a lead/ wire. The technology used to achieve this leadless pacing is based on converting ultrasound energy into electrical energy. The system consists of a battery connected to an ultrasound transmitter that is implanted subcutaneously and the electrode implanted in the LV endocardium. The system requires a co-implant (e.g., pacemaker, defibrillator, or CRT) capable of right ventricular (“RV”) pacing. The transmitter senses the RV pacing spike of the co-implant and within approximately five milliseconds emits an ultrasonic pulse to the electrode, which converts the ultrasound energy received to electrical energy at sufficient amplitudes to pace/ stimulate cardiac tissue. The intensity of the ultrasound energy used is very low, even in comparison to levels used for echocardiographic imaging.

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

Components of the WiSE CRT System include the Delivery Sheath and Electrode Catheter which delivers the Electrode, the Pulse Generator (Transmitter and Battery), and the Programmer (Figure 1.1 below).

Figure 1.1 How WiSE CRT System Provides Leadless Cardiac Pacing

SOLVE-CRT Clinical Trial

The SOLVE-CRT (Stimulation of the Left Ventricular Endocardium for Cardiac Resynchronization Therapy) investigational device exemption (“IDE”) study was a prospective, multicenter trial consisting of an initial randomized, double-blind part and a subsequent single-arm part. It was originally designed as a randomized, multinational, double-blind study to enroll 350 patients from up to 45 centers. Patients were enrolled if they received right ventricular (“RV”) pacing from a prior pacing implant and either did not have a fully functioning CRT system because of lead issues (Previously Untreatable [“PU”]), did not respond to CRT therapy (Non-Responders [“NR”]), or were considered high risk for a standard CRT upgrade (High-Risk Upgrade [“HRU”]), which included those with a cardiac pacemaker or intracardiac defibrillator (“ICD”) requiring upgrade to CRT.

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

The SOLVE-CRT study demonstrated that leadless left ventricular endocardial pacing (“LVEP”) with the novel WiSE CRT System is feasible, safe, and effective for delivering CRT in patients with advanced HF.

FDA Approval

On April 11, 2025, the Center for Devices and Radiological Health of the FDA completed its review of and approved our premarket approval application for the WiSE CRT System. The WiSE CRT System is indicated for adult patients who are at least 22 years of age, are indicated for cardiac resynchronization therapy, have an existing or are eligible for an implanted right ventricular pacing system and are in one of the following two categories: (a) patients in whom previous coronary sinus lead implantation was unsuccessful, or where an implanted lead has been turned off, referred to as “previously untreatable”; and (b) patients with previously implanted pacemakers or Implantable Cardioverter-Defibrillators in whom standard CRT upgrade is not advisable due to know relative contraindications for CS lead or CRT device implantation, referred to as “high risk upgrades”.

Post-approval Study

To help assure the continued safety and effectiveness of the WiSE CRT System, the FDA has required a post-approval study (“PAS”) as a condition of approval under 21 CFR 814.82(a)(2). As part of our PMA approval, we agreed with the FDA to conduct a PAS, with a goal to enroll approximately 320 patients such that 250 implanted patients will reach the 12-month follow-up for the primary endpoint. Participants will be enrolled, implanted, and followed at one month, six months, and annually thereafter for the duration of the study through 5 years follow-up. The primary endpoint is to evaluate the safety of the WiSE CRT System by assessing the rate of device- or procedure- related serious adverse events. The study will also measure: (i) procedural success; (ii) CRT response assessment; (iii) Heart Failure Clinical Composite Score; (iv) New York Heart Association Functional Classification; (v) QRS duration; (vi) 6-minute walk test; (vii) events assessment; (viii) mortality; (ix) Patient Global Assessment; and (x) device longevity and battery performance. We are required to submit an interim PMA PAS Report every six months until subject enrollment has been completed, and annually thereafter, from the date of the PMA approval.

In the fourth quarter of 2025, we enrolled four patients in the post-approval study, known as WiSE System Utilization and Performance Registry (“WiSE-UP’). The first three procedures were performed in November 2025 at St. Bernards heart and Vascular Center by globally respected electrophysiologist Dr. Devi Nair. In December 2025, one additional patient was successfully enrolled by Dr. Dinesh Sharma, at Naples Comprehensive Health (NCH).

Reimbursement

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Some products may not be reimbursed separately but their cost may instead be bundled as part of the payment received by the provider for the procedure only. Separate reimbursement for the product itself or the treatment or procedure in which a product is used may not be available. Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. As such, one third-party payor’s determination to provide coverage for a product does not ensure that other payors will also provide coverage for the product.

As a result of its breakthrough device designation, our WiSE CRT technology is eligible for incremental payment coverage in the U.S. for up to three years following FDA approval. The Centers for Medicare & Medicaid Services (“CMS”) approved of the New Technology Add-On Payment (“NTAP”) for WiSE. The program commenced on October 1, 2025. The NTAP is designed to bridge the financial gap between the costs of innovative technologies and the standard Medicare severity Diagnosis Related Groups (“MS-DRG” or “DRG”) payment structure in place, while encouraging early adoption of the breakthrough medical advancements used in the inpatient setting for Medicare patients. NTAP secures the maximum reimbursement rate of up to $41,145 of the cost of WiSE. This is in addition to the DRG payments, which are intended to cover the procedure and the remaining device cost. CMS has set the level based on an average selling price of $63,300, which will remain in place for three years while claims data are collected. We intend to petition CMS during the second year to move WiSE procedures to a DRG that fully covers the device add procedure, which is the usual pathway for durable reimbursement. In June 2025, we received preliminary approval for Transitional Pass-Through (“TPT”) reimbursement scheme of WiSE. Preliminary approval for the TPT reimbursement scheme commenced October 1, 2025, and is effective for three years. TPT provides hospitals with Medicare reimbursement when treating patients in an outpatient setting. In combination, these reimbursements are intended to fully cover the cost of WiSE in a hospital or outpatient setting.

Markets and Distribution

After receiving FDA approval in April 2025, we commercially launched WiSE with the focus on driving early adoption of WiSE at key, high-volume, luminary sites within the U.S. to be followed by select, high-volume sites in markets outside the U.S. (“OUS”) that we are targeting after evaluating regulatory and reimbursement considerations.

a)	U.S. Strategy

We commenced an initial soft launch of WiSE at select sites in the U.S. during the second and third quarters of 2025, aimed at collecting customer feedback to refine our longer-term strategy. On October 1, 2025, we launched our Limited Market Release (“LMR”), with the following objectives:

LMR Objective 1: Initial Target Accounts

•	Launch in target accounts from the SOLVE-CRT pivotal trial.
•	Leverage existing relationships with trial sites to streamline patient identification and device implantation.

LMR Objective 2: Expansion and Optimization

•	Strategically expand our field team to broaden our market presence into additional high-volume sites.
•	Focus on optimizing the customer training programs and enhancing EBR's business operations.

LMR Objective 3: Increase Implants Per Site

•	The field team will focus on increasing the number of cases per month per site by improving hospital implant workflows and familiarity with the technology.

Full Market Release

We anticipate launching our full market release in the second half of 2026, which includes the following strategic objectives:

•	Expand market presence and maximize product adoption.
•	Utilize refined business operations and continue scaling the field team.
•	Focus on expanding into additional sites, leveraging the experience and efficiency gained from the LMR.

b)	OUS Strategy

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

The most recent advance in the evolution of pacemakers has been the advent of leadless cardiac pacing systems, as most complications associated with pacemakers have been due to leads. To overcome this, leadless pacing systems have been developed in which the IPG and stimulating electrode are combined into a single unit that can be fully implanted inside the heart chamber. Advantages of this approach over lead-based systems include greater efficiency, system simplicity, and ease of implantation. However, these systems also have certain limitations, including the need to retrieve the device in future years due to battery depletion, risk of cardiac perforation and thrombus, and infection risk. Additionally, because of their size and thrombogenicity (tendency to generate and release clots that might cause heart attack or stroke) they cannot be used within the left ventricle.

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

Figure 1.2: Current Leadless Pacemakers for Cardiac Pacing

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

Our existing suppliers have the capacity and capability to manufacture at volumes sufficient to meet commercial demand for WiSE. We will bring certain manufacturing processes in-house over time as we seek to reduce the cost of production. Many of the components or sub-assemblies used in the WiSE CRT System are custom built but use standard raw materials that can be provided by a variety of suppliers. Certain components within our sensor/transmitter and the receiver/transducer are unique to the WiSE CRT System design and functionality and would require redesign efforts if we need to change vendors arise. For instance, our piezo electric crystal is a single source component purchased from CTS Advanced Materials. We do not currently have a formal master supplier agreement in place with CTS as we generally procure on a purchase order basis. We work closely with our suppliers and have plans and measures in place to help ensure continuity of supply while maintaining high quality and reliability. Generally, we have been able to obtain adequate supplies of such raw materials and components. However, due to the U.S. FDA’s manufacturing requirements and those of other regulatory authorities, we may not be able to quickly establish additional or replacement sources for certain components or materials if we experience a sudden or unexpected reduction or interruption in supply and are unable to develop alternative sources.

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

As of December 31, 2025, our WiSE CRT System and related technologies are covered by an extensive portfolio of patents which includes 59 granted U.S. patents, 38 granted non-U.S. patents, and 19 pending patent applications that cover different aspects of the WiSE CRT System including the technological inventions incorporated in:

•	leadless cardiac pacing using ultrasound transduction;
•	the sensor/transmitter;
•	the receiver/stimulator electrode;
•	the programmer;
•	the delivery system; and
•	mechanisms for detecting the location of the receiver/transducer electrode.

Our patents provide protection of the technology incorporated in the WiSE CRT System and a subset of these patents have expiry dates between 2025 and 2029. One pertinent patent related to the method of using an isotropic receiver-stimulator expired in December 2025. However, other active patents (including patents in the same family) with device claims that provide similar coverage of the isotropic receiver-stimulator concepts and those directed to the overarching system and method are not expiring until 2032. Other patents directed to the technology incorporated in the WiSE CRT System expire 2030 and later.

We continue to conduct research and development activities aimed at improving the use and performance of the WiSE CRT System and related technologies. This has resulted in the recent filing of new patent applications and may result in new inventions that potentially could provide opportunities to file additional patent applications. In addition, we have experience over many years with the WiSE CRT System and the underlying technology for providing leadless cardiac stimulation using ultrasound transduction. This has resulted in extensive know-how and trade secrets that are likely to represent significant barriers to any emerging competitors considering the development of a similar product.

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

Government Regulation of Medical Devices

We intend to seek regulatory approval and certification for the WiSE CRT System in Australia, UK, and EU after initial commercialization in the U.S. We will evaluate the regulatory cost associated with securing CE Certificates of Conformity and affixing the CE Mark, which would allow it to be sold and used in countries within the E.U. and, potentially although not certainly, the U.K.

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

Establishments that manufacture and/or distribute devices, including manufacturers, contract manufacturers, sterilizers, repackagers and relabelers, specification developers, initial importers, manufacturers of accessories and components sold directly to the end user, and U.S. manufacturers of export-only devices, are required to register their establishments with the FDA and provide the FDA a list of the devices that they handle at their facilities.

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

Post-market Requirements

After a device is placed on the market, numerous regulatory requirements apply. These include: Quality Management System Regulation (“QMSR”), labeling regulations, the FDA’s general prohibition against promoting products for unapproved or off-label uses, the Medical Device Reporting (“MDR”) regulation (which requires that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and the Reports of Corrections and Removals regulation (which requires manufacturers to report recalls and field actions to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA.

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

OUS

On May 26, 2021, Regulation (EU) 2017/745 on Medical Devices, entered into application, repealing and replacing both Directive 93/42/EEC concerning medical devices, and Directive 90/385/EEC concerning active implantable medical devices. The Regulation and its associated guidance documents and harmonized standards govern, among other things, device design and development, preclinical and clinical or performance testing, premarket conformity assessment, registration and listing, manufacturing, labeling, storage, claims, sales and distribution, export and import and post-market surveillance, vigilance, and market surveillance. Medical devices must comply with the General Safety and Performance Requirements, or GSPRs, set out in Annex I of the Medical Devices Regulation. Compliance with these requirements is a prerequisite to be able to affix the CE mark to devices, without which they cannot be marketed or sold in the European Economic Area (“EEA”). To demonstrate compliance with the GSPRs provided in the MDR and obtain the right to affix the CE mark, medical devices manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. Apart from low risk medical devices (Class I with no measuring function and which are not sterile), in relation to which the manufacturer may issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the GSPRs, a conformity assessment procedure requires the intervention of a Notified Body, which is an organization designated by a Competent Authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body will audit and examine the technical documentation and the quality system for the manufacture, design, and final inspection of the medical devices. The Notified Body issues a CE Certificate of Conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the GSPRs. This Certificate and the related conformity assessment process entitle the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.

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

The UK has devised a new route to market culminating in a United Kingdom Conformity Assessment (“UKCA”) Mark to replace the CE Mark. Northern Ireland will, however, continue to be covered by the EU regulations governing CE Marks. Medical devices are regulated in the United Kingdom under the Medical Devices Regulations 2002, as amended, which implement requirements derived from the EU Medical Devices Directive. The MHRA is responsible for the regulation of medical devices in the United Kingdom. Manufacturers must demonstrate conformity with applicable essential requirements, including analytical and clinical performance, before placing medical devices on the UK market. The UK has devised a new route to market culminating in a United Kingdom Conformity Assessment (“UKCA”) Mark to replace the CE Mark for medical devices placed on the Great Britain market. However, CE Marking continues to be recognized until June 30, 2028 or 2030, depending on the device type and the applicable EU regulatory regime. Northern Ireland remains subject to the EU Medical Devices Regulations under the terms of the Windsor Framework. Manufacturers must appoint a UK Responsible Person if they are not established in the United Kingdom. The United Kingdom is developing a new regulatory framework for medical devices based on a risk-based approach similar to the EU's Medical Devices Regulation with the stated aim of reducing regulatory burden, with UK-specific modifications. The new regime will include enhanced clinical evidence requirements, increased scrutiny by UK-approved bodies for higher-risk devices and strengthened post-market surveillance. The MHRA will provide transitional arrangements for compliance, though specific timelines remain subject to regulatory development and parliamentary approval.

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

•	The Anti-Kickback Statute, which prohibits, among other things, knowingly and willingly soliciting, offering, receiving or paying remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual, or the purchase, order or recommendation of, items or services for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, and the government can establish a violation of the Anti- Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. In addition, the government may assert that a claim, including items or services resulting from a violation of the Anti-Kickback Statute, constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. The Anti-Kickback Statute is subject to evolving interpretations and has been applied by government enforcement officials to a number of common business arrangements in the medical device industry. There are a number of statutory exceptions and regulatory safe harbors protecting certain business arrangements from prosecution under the Anti- Kickback Statute; however, those exceptions and safe harbors are drawn narrowly, and there may be limited or no exception or safe harbor for many common business activities, such as reimbursement support programs, educational and research grants, or charitable donations. Practices that involve remuneration to those who prescribe, purchase, or recommend medical devices, including discounts, providing items or services for free or engaging such individuals as consultants, advisors, or speakers, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor and would be subject to a facts and circumstances analysis to determine compliance with the Anti-Kickback Statute.

•	Federal civil and criminal false claims laws, including the federal civil False Claims Act, and civil monetary penalties laws, which prohibit, among other things, persons or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds and knowingly making, using or causing to be made or used, a false record or statement to get a false claim paid or to avoid, decrease or conceal an obligation to pay money to the federal government. A claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Actions under the federal civil False Claims Act may be brought by the government or as a qui tam action by a private individual in the name of the government. These individuals, sometimes known as “relators” or, more commonly, as “whistleblowers,” may share in any amounts paid by the entity to the government in fines or settlement. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial financial settlements with the federal government under the federal civil False Claims Act for a variety of alleged improper activities, including causing false claims to be submitted as a result of the marketing of their products for unapproved and thus non-reimbursable uses and interactions with prescribers and other customers, including those that may have affected their billing or coding practices and submission of claims to the federal government. Federal civil False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory monetary penalties for each false or fraudulent claim or statement. Because of the potential for large monetary exposure, healthcare and medical device companies often resolve allegations without admission of liability for significant and material amounts to avoid the uncertainty of treble damages and per claim penalties that may be awarded in litigation proceedings.

•	Health Insurance Portability and Accountability Act (“HIPAA”), which imposes criminal and civil liability for, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making a materially false, fictitious or fraudulent statement or representation, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items or services;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, and their implementing regulations, also impose obligations, including mandatory contractual terms, on covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers, as well as their business associates and their subcontractors that perform certain services for them or on their behalf involving the use or disclosure of individually identifiable health information with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	The federal Physician Payments Sunshine Act, also known as Open Payments, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually, with certain exceptions, to the CMS information related to payments or other “transfers of value” made to physicians, (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members; and

•

Analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state and local laws that require certain regulatory licenses to manufacture or distribute medical devices commercially and/or the registration of sales representatives in the jurisdiction; state and foreign laws that require medical device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and foreign beneficiary inducement laws, which are laws that require medical device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Since its enactment, there have been judicial, administrative, executive, and Congressional legislative challenges and amendments to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how such challenges and the healthcare reform measures of the Trump administration will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 which went into effect on April 1, 2013, and due to subsequent legislative amendments, will remain in effect until 2032, unless additional Congressional action is taken.

For example, on July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies.

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

In the EU, some EU Member States may, after a medical device is CE marked, require the completion of additional studies that compare the cost-effectiveness of a particular medical device candidate to currently available therapies. This Health Technology Assessment (HTA), process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medical device in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medical devices will often influence the pricing and reimbursement status granted to these products by the competent authorities of individual EU Member States. At the EU level, on January 12, 2025, Regulation No 2021/2282 on Health Technology Assessment (HTA Regulation), entered into application through a phased implementation. Select high-risk medical devices came into scope in 2026. The HTA Regulation is intended to boost cooperation among Member States in assessing health technologies, including new medical devices. The Regulation establishes a framework for EU-level joint clinical assessments and increased cooperation among Member States on clinical aspects of health technology evaluation. Individual EEA countries will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement.

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

Employees

As of December 31, 2025, we had 135 full-time employees including 90 in research and development and 45 in selling, general and administrative. As of December 31, 2025, we had 126 employees located in the U.S., six in Europe, and three in Australia. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

Risks Related to Our Business and the Development, Manufacturing and Commercialization of Our Products

•	The commercial success of our products will depend upon attaining significant market acceptance of these products among hospitals, physicians, patients, and payors;
•	Adoption of our products depends upon appropriate physician training, and inadequate training may lead to negative patient outcomes, affect adoption of our products, and adversely affect our business;
•	We have limited sales and marketing resources. If we are unable to grow our marketing and sales capabilities to support our commercialization effort, we may not be able to effectively market and sell our CRT products or generate product revenue;
•	We have limited experience manufacturing our products in commercial quantities, which could harm our business
•	We depend upon third-party suppliers, including single-source suppliers, making us vulnerable to supply disruptions and price fluctuations; and
•	Changes in economic conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business, operations, and financial condition.

Risks Related to Our Industry

•	If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.
•	Litigation and other legal proceedings may adversely affect our business; and
•	We may face difficulties encountered by many medical technology companies early in their commercialization.

Risks Related to Our Financial Position and Need for Additional Capital

•	There is substantial doubt regarding our ability to continue as a going concern. If we are unable to raise additional capital when needed, we may be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts, or other operations;
•	Our existing indebtedness contains restrictions that limit our flexibility in operating our business. In addition, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect;
•	We have a history of net losses, and we expect to continue to incur losses for at least the next several years. We may never generate any revenue from commercial products or become profitable or, if we ever achieve profitability, we may not be able to sustain it;
•	The issuance of additional shares of our common stock in connection with financings, acquisitions, investments, and share incentive plans or otherwise will dilute all other stockholders;
•	Our quarterly and annual results may fluctuate significantly and may not fully reflect the underlying performance of our business;
•	Our disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors; and
•	Our results may be impacted by changes in foreign currency exchange rates.

Risks Related to Government Regulation

•	Regulatory compliance is expensive, complex, and uncertain, and failure to comply could lead to enforcement actions against us and other negative consequences for our business;
•	Our operations are subject to pervasive and continuing FDA regulatory requirements;
•	If we or our suppliers fail to comply with ongoing FDA or other foreign regulatory authority requirements, or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market;
•	Our products may be subject to recalls after receiving FDA or foreign approval or clearance, which could divert managerial and financial resources, harm our reputation, and adversely affect our business;

•	If we are unable to implement and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be negatively affected.
•	Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the Foreign Corrupt Practices Act (“FCPA”), as well as export control laws, customs laws, sanctions laws and other laws governing our operations could result in civil or criminal penalties, other remedial measures, and legal expenses; and
•	The impact of the new E.U. Medical Device Regulation may be costly and disruptive to our business.

Risks Related to Our Intellectual Property

•	We are dependent on the protection and enforcement of our intellectual property rights;
•	We may be subject to future third party intellectual property rights disputes;
•	If we are unable to obtain and maintain patent protection or freedom to operate for any products we develop and for our technology, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to successfully commercialize any products we may develop, and our technology, may be adversely affected; and
•	Obtaining and maintaining patient protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Risks Related to Our CDIs and Common Stock

•	Our common stock may never be listed on a major U.S. stock exchange;
•	The issuance of additional securities in connection with financings, acquisitions, investments, our share incentive plans or otherwise may adversely affect the value of and rights associated with our common stock;
•	The market price of our CDIs and common stock may be volatile, which could cause the value of our common stock to decline;
•	The requirements of being an SEC registrant may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified Board of Directors (the “Board”) members;
•	The different characteristics of the capital markets in Australia and the United States may negatively affect the trading prices of our CDIs and common stock and may limit our ability to take certain actions typically performed by a U.S. company; and
•	Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Risks Related to Our Business and the Development, Manufacturing and Commercialization of Our Products

The commercial success of WiSE will depend upon attaining significant market acceptance among hospitals, physicians, patients, and payors.

Our success will depend, in part, on the acceptance of WiSE as safe, effective and, with respect to providers, cost-effective. We cannot predict how quickly, if at all, hospitals, physicians, patients, or payors will accept our product or, if accepted, how frequently it will be used. Our product and planned or future products we may develop, or market may never gain broad market acceptance for some or all of our targeted indications. Hospitals, physicians, patients, and payors must believe that our product offers benefits over alternative treatment methods. Our future growth and profitability largely depend on our ability to increase physician awareness of WiSE and on the willingness of hospitals, physicians, patients, or payors to adopt it. These parties may not adopt our product unless they are able to determine, based on experience, clinical data, medical society recommendations and other analyses, that our product is safe, effective and, with respect to providers, cost- effective, on a stand-alone basis and relative to competitors’ products. Healthcare providers must believe that our product offers benefits over alternative treatment methods. Even if we are able to raise awareness, physicians tend to be slow in changing their medical treatment practices and may be hesitant to select our product for recommendations to their hospitals or patients for a variety of reasons, including:

•	lack of experience with our product and concerns that we are relatively new to market;
•	lack or perceived lack of sufficient clinical evidence, including long-term data, supporting safety or clinical benefits; and
•	time commitment and skill development that may be required to gain familiarity and proficiency with our products.

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

The process for determining whether a payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Our product may not be reimbursed separately but their cost may instead be bundled as part of the payment received by the provider for the procedure only. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. As such, one third-party payor’s determination to provide coverage for a product does not ensure that other payors will also provide coverage for the product. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for our product, less favorable coverage policies and reimbursement rates may be implemented in the future. A decision by a third-party payor not to cover or separately reimburse for our product or procedures using our product, could reduce physician utilization of our products.

We cannot assure you that our product will achieve broad market acceptance among hospitals and physicians. Additionally, even if our product achieves market acceptance, it may not maintain that market acceptance over time if competing products, procedures, or technologies are considered safer or more cost-effective or otherwise superior. Any failure of our product to generate sufficient demand or to achieve meaningful market acceptance and penetration will harm our future prospects and have a material adverse effect on our business, financial condition, and results of operations.

Our reputation among our current or potential customers, as well as among electrophysiologists, could also be negatively affected by safety or customer satisfaction issues involving us or our product, including product recalls. Future product recalls or other safety or customer satisfaction issues relating to our reputation could negatively affect our ability to establish or maintain broad adoption of our products, which would harm our future prospects and have a material adverse effect on our business, financial condition, and results of operations.

Adoption of our products depends upon appropriate physician training, and inadequate training may lead to negative patient outcomes, affect adoption of our products, and adversely affect our business.

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

We have limited sales and marketing resources. If we are unable to grow our marketing and sales capabilities to support our commercialization efforts, we may not be able to effectively market and sell our WiSE CRT System or generate product revenue.

In order to successfully commercialize our WiSE CRT System, we need to, among other things, grow marketing, sales, distribution, managerial and other non-technical capabilities, and we may not be successful in doing so. We have elected to build a targeted specialty sales force which is expensive and time-consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of our CRT products. If we are not successful in commercializing our WiSE CRT System our future revenue will be materially and adversely impacted.

We have limited experience manufacturing our products in commercial quantities, which could harm our business.

Because we have only limited experience in manufacturing our products in commercial quantities, we may encounter production delays or shortfalls. Such production delays or shortfalls may be caused by many factors, including the following:

•	our intent to expand our manufacturing capacity, as a result of which our production processes may have to change;
•	key components of our products are provided by a single supplier or limited number of suppliers, and we do not maintain large inventory levels of these components; if we experience a shortage or quality issues in any of these components, we will need to identify and qualify new supply sources, which could increase our expenses and result in manufacturing delays;
•	a delay in completing validation and verification testing for new controlled environment rooms at our manufacturing facility;
•	state and federal regulations, including the FDA’s Quality Management System Regulation (“QMSR”) for the manufacture of our products, noncompliance with which could cause an interruption in our manufacturing; and
•	attraction and retention of qualified employees for our operations in order to significantly increase our manufacturing output.

If we are unable to keep up with demand for our products, our growth could be impaired, and market acceptance for our products could be harmed and physicians may instead elect to use our competitors’ products. Our inability to successfully manufacture our products in sufficient quantities would materially harm our business.

In addition, our manufacturing facility, and processes and those of our third-party suppliers must meet stringent quality standards and are subject to unannounced FDA and state regulatory inspections for compliance with the QMSR. Developing and maintaining a compliant quality system is time consuming and expensive. Failure to maintain compliance with, or not fully complying with the requirements of the FDA and state regulators, could result in enforcement actions against us or our third-party suppliers, which could include the issuance of warning letters, seizures, prohibitions on product sales, recalls, temporary manufacturing shutdowns, and civil and criminal penalties, any one of which could significantly impact our manufacturing supply and impair our financial results. For example, to maintain Notified Body certification permitting us to affix the CE Mark to our devices in the E.U., the Company’s Notified Body is expected to regularly audit the Company and its suppliers. In 2018, while our device was CE Marked under the prior EU MDD, we received a warning notice from the Company’s Notified Body, BSI Group (“BSI”) for non-conformance with manufacturing standards. In 2020, we identified manufacturing process issues with our contract manufacturer of the Transmitter Model 4100, which were subsequently ratified in 2021. Although the process improvements were reviewed and approved by BSI and by the FDA, any failure to comply with the applicable regulatory requirements in the future can result in such enforcement actions noted above and a damaged brand name.

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

In addition, for reasons of quality assurance, cost effectiveness, or availability, some of the components needed to manufacture our products are obtained from sole suppliers. For instance, our piezo electric crystal is a single source component purchased from CTS Advanced Materials. We do not currently have a formal master supplier agreement in place with CTS as we generally procure on a purchase order basis. Although we work closely with our suppliers to try to ensure continuity of supply while maintaining high quality and reliability, the supply of these components may, at times, be interrupted or insufficient. In addition, due to the stringent regulations and requirements of regulatory agencies like the FDA, we may not be able to quickly establish additional or replacement sources. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our potential future profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. This could affect our potential profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially affect our business. It could be difficult, costly and time-consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components.

Changes in economic conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business, operations, and financial condition.

Our operations and performance are impacted by global, regional and U.S. economic and geopolitical conditions. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty. The U.S. government has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies, including with respect to the medical device industry. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape, which may adversely impact our business, results of operations, financial condition and prospects.

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

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. Notwithstanding the U.S. Supreme Court’s recent decision invalidating tariffs imposed under the International Emergency Economic Powers Act, the magnitude and the ultimate impact of current or future tariffs and trade restrictions remains uncertain and are subject to a variety of factors, including the effective date and duration of additional tariffs, changes in the amount, scope and nature of tariffs in the future, including as a result of litigation or other challenges, any retaliatory tariffs that other countries may impose in response to tariffs levied by the United States and any mitigating actions that may become available.  While we actively monitor these risks, any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations, financial condition, and prospects.

We are subject to ongoing FDA post-marketing obligations concerning our WiSE CRT System, which may result in significant additional expense, and we may be subject to penalties or product withdrawal if we fail to comply with these regulatory requirements and commitments or if we experience unanticipated regulatory issues with WiSE CRT System.

Our WiSE CRT System’s regulatory approval in the United States is subject to certain post-marketing obligations and commitments to the FDA. We are required to conduct a prospective, real-world, observational study aimed at understanding acute and long-term product performance, including patient safety, clinical outcomes, and CRT response information associated with the use of the market released WiSE. We began enrollment for this post-marketing study in November 2025, and it is scheduled to be concluded in December 2027. Participants enrolled in the study will be monitored at one month, six month, and annual follow-up visits for up to five years post implant. Failure to meet enrollment requirements or complete the study to the satisfaction of the FDA could result in withdrawal of WiSE’s application approval, which would have a material adverse effect on our business, results of operations, financial condition and prospects. The results of the post-marketing study may also result in additional warnings or precautions for the WiSE CRT System label, or expose additional safety concerns that may result in product liability, reputational damage with physicians and/or withdrawal of the product from the market, any of which would have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Even though the preliminary clinical data from SOLVE-CRT met our primary endpoints, and in April 2025 we received FDA approval to commercialize WiSE CRT System in the U.S, it may not necessarily be predictive of the results of future clinical trials that will need to be conducted to support regulatory approval in other jurisdictions.

WiSE CRT is a relatively new potential solution for treating heart failure with CRT, so have performed clinical trials only with limited patient populations. The long-term effects of using our WiSE CRT System in a large number of patients have not been studied and the results of short-term clinical use do not necessarily predict long-term clinical benefits or reveal long-term adverse effects. The results of preclinical studies, completed clinical trials, ongoing trials, and future studies of our current, planned, or future technology may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

There is no assurance that future trials will meet their endpoints or that regulatory bodies such as the FDA and TGA will agree that our products are sufficiently safe and effective to support ongoing regulatory approval.

The sizes of the markets for our current and future products may be smaller than our estimates.

Our estimates of the annual total addressable markets for WiSE CRT are based on internal and third-party estimates, including the number of patients with heart failure requiring Cardiac Resynchronization Therapy and our average selling price. While we consider the assumptions and the data underlying our estimates as reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of the annual total addressable market for our current or future products may prove to be incorrect. If the actual number of patients who would benefit from our products, or the annual total addressable market for our products is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

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

Defects or failures associated with our products could lead to recalls, safety alerts, or litigation, as well as significant costs and negative publicity.

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

Although we carry product liability insurance, including for clinical trials and product marketing, we can give no assurance that such coverage will be available or adequate to satisfy any claims. Product liability insurance is expensive, subject to significant deductibles and exclusions, and may not continue to be available on acceptable terms, if at all. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, harm our reputation, significantly increase our expenses, and reduce product sales. If we are unable to obtain or maintain insurance at an acceptable cost or on acceptable terms with adequate coverage or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. Product liability claims could cause us to incur significant legal fees and deductibles and claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and operating results. Defending a suit, regardless of its merit or eventual outcome, could be costly, could divert management’s attention from our business, and might result in adverse publicity, which could result in reduced acceptance of our products in the market, product recalls, or market withdrawals.

We are required to file adverse event reports under Medical Device Reporting, or MDR, regulations with the FDA and analogous regulatory bodies outside the United States, which reports are publicly available on the competent authority’s website. We are required to file MDRs if our products may have caused or contributed to a serious injury or death or malfunctioned in a way that could likely cause or contribute to a serious injury or death if it were to recur. Any such MDR that reports a significant adverse event could result in negative publicity, which could harm our reputation and future sales. See “—Risks Related to Government Regulation—If any of our products cause or contribute to a death or a serious injury or malfunction in certain ways, we will be required to report under applicable medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.”

If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

We are experiencing substantial growth in our operations, and we expect to experience continued substantial growth in our business. This growth has placed and will continue to place significant demands on our management and our operational infrastructure. Any growth that we experience in the future could require us to expand our sales and marketing personnel and manufacturing operations and general and administrative infrastructure. In addition to the need to scale our organization, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. We cannot assure you that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. Rapid expansion in personnel could mean that less experienced people manufacture, market and sell our products, which could result in inefficiencies and unanticipated costs, reduced quality, and disruptions to our operations. In addition, rapid and significant growth may strain our administrative and operational infrastructure and could require significant capital expenditures that may divert financial resources from other projects, such as research and development of potential future products. Our ability to manage our business and growth will require us to continue to improve our operational, financial and management controls, and reporting systems and procedures. If we are unable to manage our growth effectively, including by failing to implement necessary procedures, transition to new processes or hire necessary personnel, it may be difficult for us to execute our business strategy, and our business could be adversely affected.

The continuing development of our products depends upon maintaining strong working relationships with physicians.

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

In an effort to reduce costs, many hospitals in the U.S. have become members of Group Purchasing Organizations (“GPOs”), and Integrated Delivery Networks (“IDNs”). GPOs and IDNs negotiate pricing arrangements with medical device companies and distributors and then offer these negotiated prices to affiliated hospitals and other members. GPOs and IDNs typically award contracts on a category-by-category basis through a competitive bidding process. Bids are generally solicited from multiple providers with the intention of driving down pricing or reducing the number of vendors. Due to the highly competitive nature of the GPO and IDN contracting processes, we may not be able to obtain new, or maintain existing, contract positions with major GPOs and IDNs. Furthermore, the increasing leverage of organized buying groups may reduce market prices for our products, thereby reducing our revenue and margins.

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

As of December 31, 2025, we had U.S. federal and state net operating loss, or NOL, carryforwards of approximately $251.2 million and $254.8 million, respectively. Subject to certain limitations, we may use these NOL carryforwards to offset our taxable income for U.S. federal and state income tax purposes. If not utilized, our U.S. federal NOL carryforwards (and our state NOL carryforwards in conforming states) arising in taxable years beginning before 2018 will begin to expire in 2027. Under current law, U.S. federal NOL carryforwards arising in taxable years beginning after 2017 may be carried forward indefinitely, but their deductibility in any tax year is limited to 80% of our taxable income in such year before the deduction for such NOL carryforwards. Additionally, Section 382 of the Internal Revenue Code of 1986, as amended, may limit the NOL carryforwards we may use in any year for U.S. federal income tax purposes in the event we undergo an “ownership change.” A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Similar rules may apply under state tax laws. We have not conducted any study with respect to the impact of Section 382 on our NOL carryforwards. We may have previously undergone an “ownership change.” In addition, any future issuances or sales of our stock, including certain transactions involving our stock that are outside of our control, could result in future “ownership changes.” “Ownership changes” that have occurred in the past or that may occur in the future, could result in the imposition of an annual limit on the amount of pre-ownership change NOL carryforwards and other tax attributes we can use to reduce our taxable income, potentially increasing and accelerating our liability for income taxes, and also potentially causing certain of those tax attributes to expire unused. Any limitation on our ability to use NOL carryforwards could, depending on the extent of such limitation and the NOL carryforwards previously used, result in our retaining less cash after payment of U.S. federal and state income taxes during any year in which we have taxable income, than we would retain if such NOL carryforwards were available as an offset against such income for U.S. federal and state income tax reporting purposes, which could adversely impact operating results.

Risks Related to Our Industry

If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.

In the ordinary course of business, we, and the third parties with whom we work, collect and store sensitive and confidential data, including intellectual property, personal information, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of employees in our data centers and on our networks. Secure maintenance and transmission of this information is critical to our operations business strategy. We generally rely on commercially available systems, software, tools and domestically available monitoring to provide security for processing, transmitting and storing this sensitive and confidential data.

Cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties with whom we work. Further, some threat actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, the third parties with whom we work, and our customers may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing attacks, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, attacks enhanced or facilitated by AI, and other similar threats. These, and other similar threats, could result in unauthorized access to our computer systems or our third-party IT service providers' systems and, if successful, misappropriate personal, sensitive, or confidential information. We have had in the past and may in the future experience cybersecurity incidents. If successful, these attacks could lead to service interruptions, extortion, theft of confidential, personal or proprietary information, the compromise of data integrity or unauthorized information disclosure.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

We have outsourced significant elements of our IT infrastructure and, as a result, we manage relationships with third-party providers who may or could have access to our sensitive and confidential information. We rely on technology developed, supplied and/or maintained by third-parties that has made, and may make the Company in the future, vulnerable to “supply chain” style cyber-attacks. Further, technology and security vulnerabilities of acquisitions, business partners or third-party providers may not be identified during due diligence or soon enough to mitigate exploitation. Additionally, remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. A contractor or other third party with whom we do business may attempt to circumvent its security measures or obtain such information and may purposefully or inadvertently cause an incident involving sensitive information. While we continue to evaluate and implement additional protective measures to reduce the risk and detect cybersecurity incidents, cyberattacks are becoming more sophisticated and frequent and the techniques used in such attacks change rapidly. Despite our cybersecurity measures, information technology networks and infrastructure may still be vulnerable to damage, disruptions or shutdowns due to cybersecurity incidents, compromises, or malfeasance.

Even the most well protected IT networks, systems and facilities remain potentially vulnerable because the techniques used in attempted cybersecurity incidents are continually evolving and generally are not recognized until launched against a target or, in some cases, are designed not to be detected and, in fact, may not be detected. Any such compromise of our or our third party’s IT service providers’ data security and access, public disclosure, or loss of personal, sensitive, or confidential business information, could result in legal claims and proceedings, liability under laws to protect privacy of personal information, and regulatory penalties, and could disrupt our operations, require significant management attention and resources to remedy any damages that result, and damage our reputation and customers willingness to transact business with us, any of which could adversely affect our business.

As our activities continue to evolve and expand, it may be subject to additional laws which impose further restrictions on the transfer, access, use, and disclosure of health and other personal information which may impact EBR either directly or indirectly. Our failure to comply with applicable privacy or security laws or significant changes in these laws could significantly impact our business and future business plans.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

We may face difficulties encountered by many medical technology companies early in their commercialization.

Our company is currently in the early commercialization phase. As is common with companies at the early commercialization stage, we have incurred net losses since its inception, have never been profitable and can give no assurance that we will be profitable or cash-flow positive in the future. In assessing our business prospects, you should consider the various risks encountered by companies early in their commercialization, particularly companies that develop and sell medical devices. These risks include our ability to:

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

Many medical device companies are consolidating to create new companies with greater market power. As the medical device industry consolidates, competition to provide goods and services to industry participants will become more intense. These industry participants may try to use their market power to negotiate price concessions or reductions for the Company’s products. If we reduce our prices because of consolidation in the medical device industry, our future revenue will decrease, which could have a material adverse effect on our business, financial condition, and results of operations.

New or competing technologies or products could emerge which may adversely affect future sales of our products and may cause our products to become obsolete.

We expect to generate the vast majority of our revenue going forward from the sale of our WiSE CRT System. The medical device industry is competitive, subject to rapid change and significantly affected by new product introductions. Although we believe that there are currently no products or technologies that are commercially comparable to the WiSE CRT System, there are a number of other products and devices on the market which are commonly used to perform conventional CRT procedures. If competitors develop new products (which could include devices or drugs) or technologies that offer better combinations of price and performance than we can offer for the treatment of certain types of heart failure, our products or future products may become obsolete or not competitive, which would have a significant negative effect on our business and financial position.

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

We publish privacy policies, marketing materials and other statements, such as compliance with certain certifications or self-regulatory principles, regarding data privacy and security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

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

The manufacture, testing, labelling, sale, and marketing of medical devices are subject to extensive regulation in the U.S., Europe, Australia, and other countries. We have received FDA approval to commercialize our WiSE CRT System in April 2025. However, regulatory registrations or market approval of products can subsequently be withdrawn for a variety of reasons, including failure to comply with manufacturing regulatory requirements by the Company or any third-party contractors engaged by us to manufacture our products. Regulators have the power to ban products sold by us as well as to require the recall, repair, replacement, or refund of such products. Further, regulators may change their approval policies or impose additional regulatory requirements that could increase our compliance costs, restrict our ability to maintain our current regulatory registrations or market approvals, prevent or delay approval of future products under development or impact our ability to modify our currently cleared products. We cannot guarantee that we will successfully maintain the registrations and approvals we currently have or obtain the additional registrations and approvals that we are seeking or may receive in the future, or that we will successfully obtain the registrations and approvals required for future products.

Risks Related to Our Financial Position and Need for Additional Capital

There is substantial doubt regarding our ability to continue as a going concern. If we are unable to raise additional capital when needed, we may be forced to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

In April 2025, we received FDA approval to commercialize WiSE CRT System in the U.S. and initiated a commercial launch of WiSE in the U.S. during the second quarter of 2025. Our product revenue in the year ended December 31, 2025 has been minimal. WiSE is our only product approved for marketing by the FDA and our ability to generate revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize WiSE in the U.S. Our operations have consumed substantial amounts of cash since our inception.

As of December 31, 2025, we had working capital of $59.1 million and accumulated deficit of $402.2 million. For the year ended December 31, 2025, we incurred a net loss of $48.8 million and had negative cash flows from operations of $53.2 million. These factors raise substantial doubt about our ability to continue as a going concern. Until we are able to generate consistent and sufficient revenue from the sales of our WiSE CRT System, our ability to continue as a going concern is dependent on our ability to raise additional capital through the issuance of additional common stock or borrowings from financial institutions. Our ability to obtain additional capital in the equity capital markets is subject to several factors, including market and economic conditions, our performance, and investor sentiment with respect to our company and our industry.

We may not be able to obtain additional funding on acceptable terms, or at all. As a result of geopolitical events, including the conflicts in Ukraine, Iran and Gaza, inflation, rising interest rates and other conditions, the global credit and financial markets have experienced volatility and disruptions. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The sale of additional equity or convertible securities would dilute all of our stockholders. The incurrence of indebtedness would result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants and other operating restrictions that could adversely impact our ability to conduct our business. Our current lender already has a security interest in substantially all of our assets, including proceeds from the sale of our intellectual property, which may prevent or limit our ability to incur additional indebtedness.

Our funding requirements and the timing of our need for additional capital are subject to change based on a number of factors, including:

•	the degree of success we experience in commercializing our WiSE CRT System;
•	the cost, timing and results of our post-marketing trial and regulatory reviews;
•	the cost of our research and development activities for new and modified products;
•	the cost and timing of growing our sales, marketing and distribution capabilities;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any contract manufacturing arrangements;
•	the timing, receipt and amount of sales from our WiSE CRT System;
•	the emergence of competing or complementary technologies;
•	the impact of global business, political and macroeconomic conditions, including inflation, rising interest rates, uncertainty with respect to the federal budget, instability in the global banking system, volatile market conditions, supply chain disruptions, cybersecurity events, and global events, including regional conflicts around the world;
•	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us. If we raise funds through collaborations, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or delay investments in our manufacturing scale-up and automation. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets. Furthermore, this Annual Report on Form 10-K contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

Our existing indebtedness contains restrictions that limit our flexibility in operating our business. In addition, we may be required to make a prepayment or repay our outstanding indebtedness earlier than we expect.

In June 2022, we entered into a loan and security agreement with Runway Growth Finance Corp. for term a loan facility, under which we have drawn $40 million. The loan agreement contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

We have a history of net losses, and we expect to continue to incur losses for at least the next several years. We may never generate significant revenue from commercial products or become profitable or, if we ever achieve profitability, we may not be able to sustain it.

Our losses and accumulated deficit have primarily been due to the significant investments we have made in research and development, and clinical trials designed to provide clinical evidence of the safety and efficacy of our products and in support of appropriate regulatory submissions. We have limited experience manufacturing a commercial-scale product, and limited sales and marketing resources necessary for successful product commercialization.

We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we expand our marketing efforts to support our commercialization efforts, expand existing relationships with our customers, obtain regulatory clearances or approvals for our planned or future products, conduct clinical trials on our existing and planned or future products and develop new products or add new features to our existing products. In addition, as a public company, we will incur significant legal, accounting, and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur operating losses and net losses for at least the next several years, and we cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will sustain profitability. Our failure to achieve and sustain profitability in the future would make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition, and results of operations.

In order to support our continued operations and the growth of our business, we may seek to raise additional capital, which may not be available to us on acceptable terms, or at all.

We expect capital expenditures and operating expenses to increase over the next several years as we continue to operate our business and expand our infrastructure, commercial operations and research and development activities. Our primary uses of capital are, and we expect will continue to be, investment in our commercial organization and related expenses, clinical research and development services, laboratory and related supplies, legal and other regulatory expenses, general administrative costs and working capital. In addition, we may in the future seek to acquire or invest in additional businesses, products, or technologies that we believe could complement or expand our portfolio, enhance our technical capabilities, or otherwise offer growth opportunities. For further information regarding our recent financing transactions, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for at least the next several years. Our future liquidity and capital funding requirements will depend on numerous factors, including:

•	our revenue growth;
•	our research and development efforts;
•	our sales and marketing activities;
•	our success in leveraging strategic partnerships or strategic transactions in the future;
•	our ability to raise additional funds to finance our operations;
•	the outcome, costs, and timing of any clinical trial results for our current or future products;

•	the emergence and effects of competing or complementary products;
•	the availability and amount of reimbursement for procedures using our products;
•	our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•	our ability to retain our current employees and the need and ability to hire additional management and sales, scientific and medical personnel;
•	the terms and timing of any collaborative, licensing, or other arrangements that we have or may establish;
•	debt service requirements;
•	the extent to which we acquire or invest in businesses, products, or technologies; and
•	the impact of adverse worldwide economic conditions.

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

We are an emerging growth company, and a smaller reporting company under U.S. securities laws; should we choose to list on a US exchange, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

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

Our current products are subject to extensive regulation by the FDA in the United States. Complying with these regulations is costly, time-consuming, complex, and uncertain. Government regulations specific to medical devices are wide- ranging and include, among other things, oversight of:

•	product design, development, manufacture (including suppliers) and testing;
•	laboratory, preclinical and clinical trials;
•	product safety and effectiveness;
•	product labeling;
•	product storage and shipping;
•	record keeping;
•	premarket clearance or approval;
•	marketing, advertising, and promotion;
•	product sales, distribution, and use of device;
•	product modifications;
•	product recalls, repairs, replacements, or refunds;
•	product tracking;
•	reports of corrections, removals, enhancements, recalls and field corrective actions;
•	post-market surveillance and reporting of deaths or serious injuries and certain malfunctions; and
•	product import and export.

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

Any enforcement action by the FDA and other comparable non-U.S. regulatory agencies could have a material adverse effect on our business, financial condition, and results of operations. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state or comparable foreign regulatory agencies, which may include any of the following actions:

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

Our products may be subject to recalls which could divert managerial and financial resources, harm our reputation, and adversely affect our business.

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

The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the applicable requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or, when applicable, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are then listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

The changes to the regulatory system implemented in the EU by the Medical Device Regulation include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third-party testing by Notified Bodies, additional requirements for the quality management system, traceability of products and transparency as well a refined responsibility of economic operators. We are also required to provide clinical data in the form of a clinical evaluation report. Fulfilment of the obligations imposed by the Medical Device Regulation may cause us to incur substantial costs. We may be unable to fulfil these obligations, or our Notified Body, where applicable, may consider that we have not adequately demonstrated compliance with our related obligations to merit a CE Certificate of Conformity on the basis of the Medical Device Regulation or continued certification under the Medical Device Regulation. We must obtain the appropriate CE Certificate(s) of Conformity in accordance with the Medical Device Regulation to continue to place our products on the EU market, or other countries that relate their medical device regulations to a CE mark, once we can no longer benefit from the transitional provisions of the Medical Device Regulation. The modifications of the Medical Device Regulation may have an effect on the way we conduct our business in the EEA. Additional regulatory changes may negatively affect our business, financial condition, and results of operations.

On May 26, 2021, the Medical Device Regulation became applicable in the EU. However, the Medical Device Regulation is not applicable in Great Britain (i.e., England, Wales and Scotland), but does apply in Northern Ireland. In Great Britain, medical devices are governed by the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) (UK MDR 2002) which, for the time being, retains a regulatory framework similar to the framework set out by the MDD. The MHRA has published a roadmap to new regulations for medical devices. The new regime will include enhanced clinical evidence requirements, increased scrutiny by UK-approved bodies for higher-risk devices, and strengthened post-market surveillance. The MHRA will provide transitional arrangements for compliance, though specific timelines remain subject to regulatory development and parliamentary approval. The first of the regulations, which strengthen post-market surveillance requirements, came into force on June 16, 2025. Further updated regulations are scheduled to follow in 2026. Should the UK or Great Britain further diverge from the EU from a regulatory perspective, we could face significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenue or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the EU and the UK.

Legislative or regulatory reforms may make it more difficult and costly for us to obtain regulatory clearance or approval of our planned or future products and to manufacture, market and distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulatory approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. For example, the FDA issued a final rule in February 2024 replacing the QSR with the Quality Management System Regulation (“QMSR”), which incorporates by reference the quality management system requirements of ISO 13485:2016, the international consensus standard for medical device quality management systems used by regulatory authorities in many countries around the world. This final rule did not go into effect until February 2026. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of future products. FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

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

Since its enactment, there have been judicial, administrative, executive, and Congressional legislative challenges to certain aspects of the ACA. For example, on July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law, which narrowed access to ACA marketplace exchange enrollment and declined to extend the ACA enhanced advanced premium tax credits that expired at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. The OBBBA also is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. Congress is considering proposed legislation intended to further reduce healthcare costs with alternatives to replace the expired ACA subsidies. It is unclear how such challenges and the healthcare reform measures of the current administration will impact the ACA.

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

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS, and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, the current administration has announced agreements with pharmaceutical companies that require the drug manufacturers to offer, through a direct-to-consumer platform (TrumpRx), U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions may, for example, include directives to reduce agency workforce, imposing tariffs on imported products; and as part of the Make America Healthy Again Commission’s Strategy Report released in September 2025, working across government agencies to increase enforcement on direct-to-consumer advertising. Additionally, the current administration recently called on Congress to enact “The Great Healthcare Plan,” to codify and expand Most-Favored Nation pricing, lower government subsidies to private insurance companies, and increase healthcare price transparency, among other things. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. In June 2024, in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court greatly reduced judicial deference to regulatory agencies, which could increase successful legal challenges to federal regulations affecting our operations. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process.

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

Modifications to our products may require new regulatory clearances, or other premarket approvals or may require us to recall or cease marketing our products and services until clearances or approvals are obtained.

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

Under FDA regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If we fail to report events required to be reported to the FDA within the required timeframes, or at all, the FDA could take enforcement action and impose sanctions against us. Any such adverse event involving our products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, would require our time and capital, distract management from operating our business and may harm our reputation and have a material adverse effect on our business, financial condition, and results of operations. Comparable foreign regulatory authorities have equivalent rules and powers exist outside the U.S.

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

The FCPA and similar worldwide anti-bribery laws prohibit companies and their intermediaries from corruptly providing any benefits to government officials for the purpose of obtaining or retaining business. Due to the significant role government entities play in the administration and regulation of many foreign healthcare markets, we may be exposed to heightened FCPA, and similar risks arising from its efforts to promote and sell its products and to seek regulatory approval of and reimbursement for its products in such countries. In the future, we also may operate in parts of the world that have experienced governmental corruption to some degree. We cannot assure investors that our internal control policies and procedures will protect us from improper acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could significantly disrupt our business and have a material adverse effect on our business, brand, financial condition, and results of operations.

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

The protection of the intellectual property relied upon by EBR is critical to its business and commercial success. Our patent portfolio comprises 59 issued U.S. patents and 38 corresponding granted foreign patents. In addition, as of December 31, 2025, we have 19 pending patent applications worldwide. Though a patent may be issued, there can be no assurance that the patent is valid and enforceable. However, it should be noted in the U.S., a patent granted by the U.S. Patent and Trademark Office is presumed to be valid in court proceedings. In addition, there can be no assurance that any of the Company’s pending patent applications will result in the issuance of a patent, or that the scope of protection provided by any patent that is granted will be identical to the scope of the application as originally filed. There is a risk that the Company’s competitors may be able to compete with EBR by designing around the claims of EBR's patents, or by otherwise using products and techniques that are outside the scope of EBR's patents.

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

As of December 31, 2025, our principal stockholders beneficially owned a significant percentage of our voting stock. If these significant stockholders were to act together, they would be able to exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, there is a risk that these stockholders, although unrelated to each other, may make collective decisions that do not accord with, or are not in the best interests of, other stockholders and CDI holders. For example, the principal stockholders could, through their concentration of ownership, delay or prevent a change of control, even if a change of control is in the best interests of our other stockholders and CDI holders.

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

Our Amended and Restated Certificate of Incorporation provides that the Court of Chancery of the State of Delaware and any appellate court therefrom are the exclusive forums for the following types of actions or proceedings under Delaware statutory or common law:

•	any derivative claim or cause of action brought on our behalf;
•	any claim or cause of action for breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders;
•	any claim or cause of action asserting a claim against us or any of our current or former directors, officers, or other employees, arising under the Delaware General Corporation Law, our Amended and Restated Certificate of Incorporation, or our Amended and Restated Bylaws
•	any claim or cause of action seeking to interpret, apply, enforce or determine the validity of our Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws;
•	any claim or cause of action as to which Delaware General Corporation Law confers jurisdiction on the Court of Chancery of the State of Delaware; and
•	any claim or cause of action against us or any of our current or former directors, officers, or other employees, that is governed by the internal affairs doctrine or otherwise related to the Company’s internal affairs.

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

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and policies designed to manage and mitigate material cybersecurity risks, including, for example:

•	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•	a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•	monitoring of our systems in real-time to help identify, contain, and report exposures as appropriate;
•	cybersecurity awareness training for our employees, incident response personnel, and senior management;
•	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•	incident detection and response measures;
•	a vulnerability management policy;
•	business continuity plans;
•	security certifications;
•	encryption of data;

•	network security controls;
•	data segregation;
•	access controls;
•	physical security;
•	asset management, tracking and disposal;
•	a vendor risk management program;
•	penetration testing; and
•	cybersecurity insurance.

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

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “If our information technology systems or those third parties with whom we work or our data, are or were compromised, we could experience adverse consequences resulting from such compromise, including but not limited to regulatory investigations or actions; litigation; fines and penalties; disruptions of our business operations; reputational harm; loss of revenue or profits; loss of customers or sales; and other adverse consequences.”

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain members of our management. These individuals are responsible for helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy and communicating key priorities to relevant personnel. Additionally, they are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

The audit and risk committee receives periodic reports from our Chief Financial Officer concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit and risk committee reports to the full Board regarding its activities, including those related to cybersecurity. In addition, management may from time to time directly provide the full Board with briefings on our cyber risk management.

Item 2. Properties

We lease office and laboratory facilities for our business and operations located in Sunnyvale, California, where we occupy approximately 15,237 square feet of office space under a lease until December 31, 2026. In January 2025, we entered into a new lease agreement to lease our new corporate headquarters, laboratory and manufacturing facility in Santa Clara, California, where we will occupy approximately 51,136 square feet under a lease until December 31, 2036. We believe our new facility is adequate for our needs for the foreseeable future.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our securities began trading on the Australian Securities Exchange on November 24, 2021, under the symbol “EBR”. Prior to such time there was no public market for our securities. There is no public market in the U.S. for our CDIs or shares of our common stock.

Holders of our Common Stock

As of March 9, 2026, we had 450,435,794 shares of common stock outstanding, held of record by 25 stockholders. The holders included CHESS Depositary Nominees Pty Limited (“CDN”), which held 449,700,702 shares of our common stock. CDN, a subsidiary of ASX Limited, acts as our Australian depositary nominee and issues depository interests, in the form of CDIs, to the CDI holders; of which there were approximately 6,376 registered owners of our CDIs on March 7, 2026, a substantial majority of whom are non-U.S. holders. There were no shares of preferred stock outstanding.

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

Recent Sales of Unregistered Securities

None.

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

We have launched WiSE with the focus on driving adoption of WiSE at key, high-volume, hospitals or medical facilities within the U.S. to be followed by select, high-volume hospitals or medical facilities in markets outside the U.S. (“OU”) that we would target after evaluating regulatory and reimbursement considerations.

Financial Overview

Our WiSE CRT System received approval from the FDA for commercial distribution in April 2025, and we began commercializing WiSE during the second quarter of 2025. During the year ended December 31, 2025, we had commercial implants at eleven hospitals in the US, and recognized revenue of $1.6 million. A total of 33 physicians were trained to implant the WiSE CRT System, and 21 purchase agreements were signed with target LMR sites during the year ended December 31, 2025. The commercial potential of and our ability to successfully commercialize WiSE is unproven and will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations.

Since inception, we have incurred significant net losses and expect to continue to incur net losses until we are able to generate sufficient revenue. Since our inception, our operations have been financed primarily by net proceeds from the sale of our CDIs, common stock, convertible preferred stock, and indebtedness. As of December 31, 2025, we had $54.2 million in cash, cash equivalents, and marketable securities and an accumulated deficit of $402.2 million. For a more comprehensive discussion see “Liquidity and Capital Resources” and “Future Funding Requirements” below.

In May 2025, we completed an institutional placement of 55,900,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $33.5 million, net of $2.5 million of related issuance costs. In June 2025, we completed a non-underwritten rights offering to existing stockholders, or Securities Purchase Plan, and issued an additional 20,000,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $12.8 million, net of $0.1 million of related issuance costs.

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

We calculate gross margin as gross profit divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, primarily by our manufacturing costs, pricing, and the use of inventory that was previously expensed during our clinical trial. Our gross margin is expected to decrease over the near term as we continue to utilize inventory that was previously expensed as research and development costs, but over the long term our gross margin may increase to the extent our production volume increases as our fixed manufacturing costs would be spread over a larger number of units, thereby reducing our per-unit manufacturing costs. We expect our gross margin will fluctuate from period to period based upon the factors described above.

Operating Expenses

Research and Development Expenses

Research and development expenses primarily consist of personnel-related expenses, including salaries, bonuses, fringe benefits and other compensation-related costs, including stock-based compensation expense, for employees engaged in research and development functions. Research and development expenses also include costs of conducting our post-approval study, such as expenses associated with our clinical research organization, or CRO, who provided project management, outside service fees paid to third party consultants and contractors related to WiSE engineering, quality assurance and regulatory approval, as well as contract manufacturing of WiSE and allocated facility costs.

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

We anticipate that our research and development expenses will increase significantly in the future as we:

•	hire and retain additional personnel, including research, clinical, development, manufacturing, quality control, quality assurance and regulatory personnel;
•	conduct our post-approval study;
•	continue to advance the research and development of our WiSE CRT system or other product candidates; and
•	develop and validate our commercial-scale current good manufacturing practice (“cGMP”).

Selling, General and Administrative Expenses

Selling, general and administrative expenses primarily consist of personnel-related costs, including salaries, bonuses, fringe benefits and other compensation-related costs, including stock-based compensation expense, for our personnel and external contractors involved in our sales and marketing, executive, finance, legal and other administrative functions. Selling, general and administrative expenses also include costs incurred for outside services associated with such functions, including costs associated with obtaining and maintaining our patent portfolio and professional fees for accounting, auditing, tax, legal services, and other consulting expenses.

We anticipate that our selling, general and administrative expenses will increase significantly in the future as we:

•	hire and retain additional sales, general and administrative personnel to support the expected growth in our sales and marketing activities;
•	continue to expand our sales, marketing and administrative function to support the sales adoption of WiSE;

•	maintain, expand, and protect our intellectual property portfolio; and
•	incur increased expenses associated with operating as a U.S. publicly reporting company, including increased costs of accounting, audit, legal, regulatory, and tax-related services, and director and officer insurance premiums.

Other (expense) income

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

(Loss) gain on foreign currency

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

While our significant accounting policies are described in more detail in Note 3 to our consolidated financial statements appearing elsewhere in this Form 10-K, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our audited consolidated financial condition and results of operations.

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

•	Fair Value of Our Common Stock. Our stock is publicly traded on the ASX, and therefore we use the closing market price on the day before the option grant.
•	Expected Term. The expected term represents the period the stock-based awards are expected to be outstanding. As we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term, the expected term of stock options granted has been determined using the simplified method, which is the average of the midpoints between the vesting date and the contractual term for all vesting tranches.
•	Risk-Free Interest Rate. The risk-free interest rate is based on the rate of the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.
•	Expected Volatility. The expected volatility was derived from the combination of the average historical stock volatilities of several public companies within our industry that we consider to be comparable to our business, and our stock price, as quoted on the ASX.
•	Dividend Rate. The expected dividend is zero as we have not paid and do not anticipate paying any dividends in the foreseeable future.

If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously.

Income Taxes

We are subject to income taxes in the United States and multiple foreign jurisdictions. Our effective tax rates differ from the United States federal statutory rate, primarily due to changes in our valuation allowance, stock-based compensation expense, state and foreign tax benefit, federal research and development tax credits and other adjustments. Our effective tax rate was 0.01% for each of the years ended December 31, 2025 and 2024. The calculation of our provision for income taxes involves the use of estimates, assumptions and judgments while taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future tax audits. We review our tax positions quarterly and adjust the balances as new information becomes available.

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

Recent Accounting Pronouncements

See the section titled “Summary of Significant Accounting Policies—Recently issued accounting pronouncements” in Note 3 to our financial statements included in this Annual Report on Form 10-K for information on recent accounting pronouncements and the expected impact on our financial statements.

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

We present Adjusted EBITDA in this filing because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance. Period-to-period comparison of Adjusted EBITDA helps our management identify additional trends in our Company’s financial results that may not be shown solely by period-to-period comparison of net loss. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net loss, helps investors make comparisons between our Company and other companies that may have different capital structures, different capitalized asset values, different forms of employee compensation and different strategic nonrecurring projects. Adjusted EBITDA has its limitations as an analytical tool because of the excluded items, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect interest expense and interest income because these items are not directly attributable to the performance of our business operations and may vary over time due to a variety of financing transactions that we have entered into or may enter into in the future.
•	Adjusted EBITDA does not reflect certain non-cash items, including depreciation and amortization, and stock-based compensation expense. We believe that excluding the effect of these expenses from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our company’s operating performance because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.
•	Adjusted EBITDA does not reflect the impact of certain cash charges resulting from matters we do not find indicative of our ongoing operations, such as costs associated with our filing of Form 10-12G.

A reconciliation between net loss and adjusted EBITDA is presented below:

	Year Ended December 31,
(in thousands)	2025	2024
Reconciliation of net loss to Non-GAAP Adjusted EBITDA:
Net loss	$(48,758)	$(40,799)
Interest expense, net	2,937	2,849
Depreciation and amortization	403	587
Stock-based compensation (a)	3,051	1,742
Expenses associated with Form 10 filling (b)	-	1,398
Adjusted EBITDA	$(42,367)	$(34,223)

(a) Represents non-cash expense associated with our share-based payments.

(b) Represents nonrecurring expenses associated with our Form 10 filing in 2024.

Results of Operations

The following discussion analyzes our operating results for the year ended December 31, 2025, and compares those results to results for the year ended December 31, 2024.

Comparison of the Years Ended December 31, 2025 and 2024

We recorded a net loss of $48.8 million in 2025, an increase of $8.0 million, or 19.5 % from 2024. The increased loss in 2025 was due to an increase in selling, general and administrative expenses in 2025, which was partially offset by a decrease in research and development expenses, as discussed below.

The following table summarizes our operating results for 2025 and 2024:

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$1,617	$-	$1,617	100.0%
Cost of goods sold	1,127	-	1,127	100.0%
Gross profit	490	-	490	100.0%
Operating expenses
Research and development	23,940	27,065	(3,125)	(11.5%)
Selling, general and administrative	22,637	11,254	11,383	101.1%
Total operating expenses	46,577	38,319	8,258	21.6%
Other (expense), net	(2,669)	(2,478)	191	7.7%
Loss before income tax	(48,756)	(40,797)	(7,959)	19.5%
Income tax expense	(2)	(2)	-	0.0%
Net Loss	$(48,758)	$(40,799)	$(7,959)	19.5%

We derive the majority of our revenue from sales to customers in the United States. International revenue is attributable to the battery replacements for clinical trial patients in the UK. Revenue by geography is based on the billing address of the customer. The table below summarizes our revenue by geography:

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
United States	$1,593	$-	$1,593	100.0%
International	24	-	24	100.0%
Total Revenue	$1,617	$-	$1,617	100.0%

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Revenue	$1,617	$-	$1,617	100.0%
Cost of goods sold	1,127	-	1,127	100.0%
Gross profit	$490	$-	$490	100.0%
Gross margin	30.3%	-	30.3%	100.0%

Revenue and Cost of Goods Sold

Revenue and cost of goods sold was $1.6 million and $1.1 million, respectively, during the year ended December 31, 2025, resulting from the FDA approval of our WiSE CRT System in April 2025. During the year ended December 31, 2025, we had commercial implants at eleven hospitals in the US. There was no revenue or cost of goods sold during the year ended December 31, 2024.

Gross Profit, and Gross Margin

Gross profit and gross margin was $0.5 million and 30.3%, respectively, during the year ended December 31, 2025, resulting from the FDA approval of our WiSE CRT System in April 2025. Our gross margin was positively affected and will continue to be affected in the near future by the use of inventory that was previously expensed during our clinical trial. Excluding the use of previously expensed inventory, we would have had a negative gross margin of 26.8%. There was no gross profit and gross margin during the year ended December 31, 2024.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category:

	Year Ended December 31,		Change
(in thousands)	2025	2024	Amount	%
Research and development expenses:
R&D personnel expense	$18,983	$17,770	$1,213	6.8%
Clinical expenses	2,319	2,023	296	14.6%
Quality assurance	390	272	118	43.4%
Contract manufacturing, materials & components	1,959	5,340	(3,381)	(63.3%)
Facility allocation & depreciation	289	1,660	(1,371)	(82.6%)
Total research and development expense	$23,940	$27,065	$(3,125)	(11.5%)

Research and development expenses decreased by $3.1 million, or 11.5%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease was primarily due to a $3.4 million decrease in contract manufacturing, materials and components, resulting from the capitalization of inventory, as well as a decrease in professional services related to the development testing of the WiSE CRT System. Facility-related expenses decreased by $1.4 million, as we capitalized certain overhead costs to inventory during the year ended December 31, 2025. These decreases were partially offset by a $1.2 million increase in personnel-related expenses, including salaries, bonuses, and certain fringe benefits, resulting from the normal annual salary increases and a workforce expansion, and a $0.3 million increase in clinical expenses to support the WiSE CRT post-approval study.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $11.4 million, or 101.1%, during the year ended December 31, 2025, as compared to the year ended December 31, 2024. Personnel-related expenses including salaries, bonuses, stock-based compensation and certain fringe benefits increased by $8.1 million as a result of the expansion of our workforce to support increased adoption of our WiSE CRT System. Travel-related expenses increased by $2.1 million due to the expansion of our workforce to support our sales and marketing efforts. Facility-related and other expenses increased by $0.5 million, primarily resulting from the higher non-cash rent expense due to a new lease agreement entered in 2025 for our new corporate headquarters and manufacturing facility. Corporate expenses increased by $0.7 million, primarily resulting from the higher expenses related to insurance premiums, and computer hardware and software.

Other Expense, net

Other expense, net increased by $0.2 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024. Interest expense decreased by $0.4 million, and interest income earned on investments in marketable securities, including the accretion of discounts on marketable securities has decreased by $0.5 million. Additionally, other income decreased by $0.1 million, primarily resulting from a decrease in refundable tax incentive.

Liquidity and Capital Resources

We manage our cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements and future investments. As of December 31, 2025 and 2024, we had approximately $54.2 million and $66.0 million, respectively, in cash, cash equivalents, and marketable securities. Based on our cash, cash equivalents, and marketable securities as of December 31, 2025, and our expectation to generate operating losses and negative operating cash flows in the foreseeable future, substantial doubt exists regarding our ability to continue as a going concern for a period of at least twelve months from the date of this Form 10-K.

Going Concern Consideration

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. For the years ended December 31, 2025 and 2024, we incurred a net loss of $48.8 million and $40.8 million, respectively. During the years ended December 31, 2025 and 2024, we had negative cash flows from operations of $53.2 million and $41.2 million, respectively. As of December 31, 2025, we had working capital of $59.1 million and accumulated deficit of $402.2 million. These factors raise substantial doubt about our ability to continue as a going concern. Until we are able to generate consistent and sufficient revenue from sales of our WiSE CRT System, our ability to continue as a going concern is dependent on our ability to raise additional capital through the issuance of additional common stock or borrowings from financial institutions. Our ability to obtain additional capital in the equity capital markets is subject to several factors, including market and economic conditions, our performance, and investor sentiment with respect to our company and our industry; however, no assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, or at all.

Recent Financings

In May 2025, we completed an institutional placement of 55,900,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $33.5 million, net of $2.5 million of related issuance costs. In June 2025, we completed a non-underwritten rights offering to existing stockholders, or Securities Purchase Plan, and issued an additional 20,000,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $12.8 million, net of $0.1 million of related issuance costs.

Loan and Security Agreements

On June 30, 2022, we entered into a loan and security agreement with Runway Growth Finance Corp. The debt is secured against substantially all of our assets, except for intellectual property, but includes all proceeds from the sale of intellectual property.

As of December 31, 2025 and 2024, the outstanding principal balance was $41.8 million, which includes the final payment of 4.5% of the principal borrowings to date.

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

We are subject to customary financial and reporting covenants under the loan and security agreement. As of December 31, 2025 and 2024, we were in compliance with all debt covenants.

Future Funding Requirements

Despite recent FDA approval of WiSE CRT System, the outcome of any clinical activities and/or regulatory approval process is highly uncertain, we cannot reasonably estimate whether our future development activities may succeed; or whether we will be able to effectively commercialize WiSE CRT System in the U.S. and generate sufficient revenue. We may never recoup our investment in any WiSE CRT System development which would adversely affect our financial condition and our business and business prospects. In addition, our plans and timing expectations could be further delayed or interrupted by the effects of macroeconomic or other global conditions, including those resulting from inflation, rising interest rates, prospects of a recession, bank failures and other disruptions to financial systems, civil or political unrest, military conflicts, pandemics or other health crises and supply chain and resource issues.

To date we have not generated significant commercial product revenue. We will continue to require additional capital to successfully commercialize WiSE CRT System and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses, manufacturing automation and scaleup, and selling, general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to commercialize WiSE CRT System.

We may seek to raise capital through equity offerings or debt financings, collaboration agreements, or other arrangements with other companies, or through other sources of financing. Adequate additional funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our consolidated financial condition and our ability to pursue our business strategies. We anticipate that we will need to raise substantial additional capital, the requirements of which will depend on many factors, including:

•	the degree of success we experience in commercializing our WiSE CRT System;
•	the cost, timing and results of our post-marketing trial and regulatory reviews;
•	the cost of our research and development activities for new and modified products;
•	the cost and timing of growing our sales, marketing and distribution capabilities;
•	the terms and timing of any collaborative, licensing and other arrangements that we may establish, including any contract manufacturing arrangements;
•	the timing, receipt and amount of sales from our WiSE CRT System;
•	the emergence of competing or complementary technologies;
•	the impact of global business, political and macroeconomic conditions, including inflation, rising interest rates, uncertainty with respect to the federal budget, instability in the global banking system, volatile market conditions, supply chain disruptions, cybersecurity events, and global events, including regional conflicts around the world;
•	the cost of preparing, filing, prosecuting, maintaining, defending and enforcing any patent claims and other intellectual property rights; and
•	the extent to which we acquire or invest in businesses, products or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

If we raise additional capital through debt financing, we may be subject to covenants that restrict our operations including limitations on our ability to incur liens or additional debt, pay dividends, make certain investments, and engage in certain merger, consolidation, or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us. If we raise funds through collaborations, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs, product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, reduce, or terminate some or all of our development programs and clinical trials or delay investments in our manufacturing scale-up and automation. In addition, our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets. Furthermore, this Annual Report on Form 10-K contains statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

Contractual Obligations and Commitments

As of December 31, 2025, we had $0.6 million in operating lease obligations for our corporate headquarters and laboratory space located in Sunnyvale, California. Additionally, in January 2025, we entered into a new lease agreement for our new corporate headquarters, laboratory and manufacturing facility in Santa Clara, California, for which we had recorded $17.1 million in operating lease obligations as of December 31, 2025.

As of December 31, 2025, the outstanding principal balance under our loan and security agreement described above was $41.8 million, which included the principal borrowings under tranche one and tranche two, as well as the final payment of 4.5% of the principal borrowings to date.

In addition, we have agreements with suppliers and other parties to purchase inventory. Product inventory obligations consist primarily of purchase order commitments for raw materials and sub-assemblies used in the production of the WiSE CRT System. In certain instances, our purchase agreements allow us to cancel, reschedule, or adjust our purchase requirements based on our business needs prior to firm orders being placed. As of December 31, 2025, our obligations under such arrangements were approximately $7.8 million.

Working Capital

December 31, 2025, Compared to December 31, 2024

As of December 31, 2025, we had working capital of $59.1 million, comprised of current assets of $73.1 million and current liabilities of $14.0 million. Current assets, consisting of cash and cash equivalents, marketable securities, accounts and other receivables, inventory, prepaid expenses, and other current assets, increased by $8.6 million as of December 31, 2025, compared to December 31, 2024. The capitalization of inventory resulted in a $12.4 million increase in working capital, and an increase in accounts and other receivables, primarily due to the reimbursements for leasehold improvements, resulted in a $1.9 million increase in working capital as of December 31, 2025. Additionally, higher prepaid insurance costs resulted in a $0.8 million increase in prepaid expenses and increase in other current assets primarily due to deposits to vendors for the purchases of machinery and equipment for the new manufacturing facility resulted in a $1.0 million increase in working capital as of December 31, 2025. These increases in current assets were partially offset by a $7.5 million decrease in cash, cash equivalents and marketable securities which were used to support our working capital and capital expenditure requirements.

Current liabilities, consisting primarily of accounts payable, accrued liabilities, lease obligations, and interest payable, increased by approximately $5.7 million as of December 31, 2025, compared to December 31, 2024. The increase primarily resulted from a $3.8 million increase in accounts payable, which was mainly due to the activity related to construction of leasehold improvements at the new corporate headquarters, as well as the purchases of raw materials. Accrued expenses increased by approximately $1.3 million as of December 31, 2025, compared to December 31, 2024. The increase primarily resulted from an increase in payroll-related accruals due to the expansion of our workforce, as well as an increase in deferred revenue from sales of our WiSE CRT System. Additionally, the execution of a new lease agreement in 2025 resulted in $0.7 million increase in operating lease liabilities, which contributed to the overall increase in current liabilities.

Cash Flows

December 31, 2025, Compared to December 31, 2024

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(53,192)	$(41,230)
Net cash provided by investing activities	7,836	1,114
Net cash provided by financing activities	46,829	32,484
Effect of exchange rate change on cash	7	(29)
Net change in cash and cash equivalents	$1,480	$(7,661)

Operating Activities

Net cash used in operating activities during the year ended December 31, 2025, was $53.2 million, compared to $41.2 million during the year ended December 31, 2024, representing an increase in use of $12.0 million. This increase was primarily attributed to an increase in net loss of $8.0 million, a decrease in cash from changes in working capital of $6.7 million, offset by a $2.7 million increase in non-cash adjustments.

•	The increase in net loss of $8.0 million primarily resulted from an increase in personnel costs, which was partially offset by a decrease in contract manufacturing, materials and components, as further described under “Results of Operations” above.

•	The decrease in changes from working capital activities primarily consisted of $10.0 million use of cash for inventory purchases, a $1.7 million decrease in cash provided from accounts and other receivables primarily due to the timing of collections on reimbursable leasehold improvements, and a $1.1 million increase in use of cash for prepayments and deposits to vendors. These decreases were partially offset by a $4.2 million increase in the operating lease liability due to the reimbursement of tenant improvements and the amortization of the right of use operating lease asset, and a $1.9 million increase in cash provided from accounts payable and accrued expenses due to the timing of invoice payments.
•	Non-cash adjustments increased due to decrease in gain in accretion of discount on marketable securities of $0.8 million driven by fluctuating interest rates and maturity term, $0.8 million increase in the adjustment to lease amortization due to the Company entering into a new lease agreement in 2025, and $1.3 million increases in stock-based compensation due to new options issuance to new hires and existing employees. These increases were partially offset by a $0.2 million decrease in depreciation and amortization due to assets that have been fully depreciated.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2025, was $7.8 million, compared to $1.1 million provided in investing activities during the year ended December 31, 2024, representing an increase in cash provided of $6.7 million. The increase was mainly attributable to a $10.8 million decrease in the purchase of marketable securities during the year ended December 31, 2025, as compared to the year ended December 31, 2024. This change was partially offset by a $3.4 million increase in purchase of property and equipment, and a $0.7 million decrease in cash provided from sales and maturities of marketable securities during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025, was $46.8 million, compared to $32.5 million during the year ended December 31, 2024, representing an increase of $14.3 million. This increase was primarily attributed to the $14.3 million increase in proceeds from a capital raise, net of issuance cost, during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information specified under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of EBR Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of EBR Systems, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 18, 2026

We have served as the Company's auditor since 2022.

EBR SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5,794	$6,918
Marketable securities	47,395	53,746
Accounts and other receivables, net	2,320	441
Inventory	13,789	1,391
Prepaid expenses	2,490	1,694
Other current assets	1,323	276
Total current assets	73,111	64,466
Restricted cash, noncurrent	2,604	-
Property and equipment, net	5,477	795
Right of use operating lease asset	12,613	929
Marketable securities	1,011	5,304
Inventory, noncurrent	1,864	1,452
Other assets	546	614
TOTAL ASSETS	$97,226	$73,560
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,049	$3,247
Accrued expenses and other liabilities	5,605	4,296
Interest payable	212	225
Operating lease liability	1,182	522
Current portion of notes payable	-	37
Total current liabilities	14,048	8,327
Other liabilities	184	38
Operating lease liability	16,520	575
Notes payable, net	40,886	40,264
Total liabilities	71,638	49,204
Commitments and contingencies (Note 16)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 600,000,000 shares authorized, 450,259,169 and 371,076,200 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	45	37
Additional paid-in capital	426,812	376,903
Accumulated deficit	(402,216)	(353,458)
Accumulated other comprehensive income	947	874
Total stockholders' equity	25,588	24,356
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,226	$73,560

These financial statements should be read in connection with the notes to consolidated financial statements.

EBR SYSTEMS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$1,617	$-
Cost of goods sold	1,127	-
Gross profit	490	-
Operating expenses:
Research and development	23,940	27,065
Selling, general and administrative	22,637	11,254
Total operating expenses	46,577	38,319
Loss from operations	(46,087)	(38,319)
Other (expense) income:
Interest expense	(5,644)	(6,030)
Interest income	2,707	3,181
Other income	304	361
(Loss) gain on foreign currency	(36)	10
Total other (expense), net	(2,669)	(2,478)
Loss before income taxes	(48,756)	(40,797)
Income tax expense	(2)	(2)
Net loss	$(48,758)	$(40,799)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.12)	$(0.13)
Weighted-average number of common shares outstanding:
Basic and diluted	417,327,276	324,995,419

These financial statements should be read in connection with the notes to consolidated financial statements.

EBR SYSTEMS, INC.

Consolidated Statements of Comprehensive Loss

(In thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(48,758)	$(40,799)
Other comprehensive (loss) income
Change in unrealized income (loss) on marketable securities	47	(45)
Foreign currency translation adjustments	26	(44)
Total other comprehensive income (loss)	73	(89)
Comprehensive loss	$(48,685)	$(40,888)

These financial statements should be read in connection with the notes to consolidated financial statements.

EBR SYSTEMS, INC.

Consolidated Statement of Changes in Stockholders’ Equity

(In thousands, except share amounts)

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Income	Equity
Balance at December 31, 2023	307,020,758	$31	$342,722	$(312,659)	$963	$31,057
Exercise of stock options	3,123,384	-	486	-	-	486
Stock-based compensation	-	-	1,742	-	-	1,742
Issuance of common stock, net of issuance costs	60,932,058	6	31,953	-	-	31,959
Net loss	-	-	-	(40,799)	-	(40,799)
Other comprehensive income	-	-	-	-	(89)	(89)
Balance at December 31, 2024	371,076,200	37	376,903	(353,459)	874	24,356
Exercise of stock options	3,280,666	-	646	-	-	646
Exercise of warrants	2,303	-	1	-	-	1
Stock-based compensation	-	-	3,051	-	-	3,051
Issuance of common stock, net of issuance costs	75,900,000	8	46,211	-	-	46,219
Net loss	-	-	-	(48,758)	-	(48,758)
Other comprehensive loss	-	-	-	-	73	73
Balance at December 31, 2025	450,259,169	$45	$426,812	$(402,216)	$947	$25,588

These financial statements should be read in connection with the notes to consolidated financial statements.

EBR SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(48,758)	$(40,799)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	403	587
Amortization of deferred loan costs and discount on notes payable	622	617
Lease amortization	1,153	380
Stock-based compensation	3,051	1,742
Loss on disposal of assets	38	-
Allowance for credit losses	-	5
Accretion of discount on marketable securities	(828)	(1,621)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,879)	(215)
Inventory	(12,807)	(2,843)
Prepaid expenses	(501)	(248)
Other assets	(770)	57
Accounts payable	2,240	1,349
Accrued expenses and other liabilities	1,090	171
Interest payable	(13)	1
Operating lease liability	3,767	(413)
Net cash used in operating activities	(53,192)	(41,230)
Cash flows from investing activities:
Purchase of property and equipment	(3,683)	(273)
Purchase of marketable securities	(54,700)	(65,515)
Maturities of marketable securities	57,607	65,776
Sales of marketable securities	8,612	1,126
Net cash provided by investing activities	7,836	1,114
Cash flows from financing activities:
Repayment of notes payable	(37)	(45)
Proceeds from notes payable	-	82
Proceeds from common stock offering	48,828	34,022
Payment of common stock offering costs	(2,609)	(2,061)
Proceeds from exercise of stock options and warrants	647	486
Net cash provided by financing activities	46,829	32,484
Effect of exchange rate change on cash	7	(29)
Net change in cash, cash equivalents, and restricted cash	1,480	(7,661)
Cash, cash equivalents, and restricted cash, beginning of the period	6,918	14,579
Cash, cash equivalents, and restricted cash, end of the period	$8,398	$6,918

Supplemental disclosure of cash flow information
Cash paid for interest expense	$5,035	$5,412
Cash paid for income taxes	$2	$2

Supplemental disclosure of non-cash investing and financing activities:
Remeasurement of lease liabilities	$-	$411
Purchases of property and equipment not yet paid	$1,934	$48
Initial recognition of ROU asset and operating lease liability	$12,838	$-
Accrued common stock offering costs	$-	$2
Purchases of property and equipment with note payable	$-	$82

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

Note 2 - Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of its cash needs and comparing those needs to the current cash, cash equivalents and marketable securities balances. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by its plans or when its plans alleviate substantial doubt about its ability to continue as a going concern.

For the years ended December 31, 2025 and 2024, the Company incurred a net loss of $48.8 million and $40.8 million, respectively. During the years ended December 31, 2025 and 2024, the Company had negative cash flows from operations of $53.2 million and $41.2 million, respectively. As of December 31, 2025, the Company had working capital of $59.1 million and accumulated deficit of $402.2 million.

Based on the Company’s cash, cash equivalents, and marketable securities as of December 31, 2025, and its expectation to generate operating losses and negative operating cash flows in the foreseeable future, as well as potential liquidity to become less than the $2.5 million required under its existing debt covenants during the next twelve months, there exists substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these consolidated financial statements. The Company was in compliance with its debt covenant as of December 31, 2025. Upon the occurrence of a breach of debt covenants, Runway Growth Finance Corp may, at its option, declare all obligations immediately due and payable. In an effort to alleviate these conditions, the Company will need to raise capital through the issuance of additional common stock or borrowings from financial institutions. The Company’s ability to obtain additional capital in the equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry; however, no assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, or at all. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Note 3 - Summary of significant accounting policies

Basis of presentation

These consolidated financial statements include the accounts of EBR Systems, Inc. and its subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company has eliminated all intercompany transactions and balances during consolidation.

In the third quarter of 2025, the Company changed the presentation of Note 15, “Segment information” to better align with the information the chief operating decision maker (“CODM”) uses to allocate resources and assess operating performance. Prior period segment information was updated to conform to the current period presentation. See Note 15 “Segment information” for additional disclosures.

In the fourth quarter of 2025, the Company changed its rounding presentation of these consolidated financial statements to the nearest thousands, except share or per share data or as otherwise indicated. The accompanying notes to the financial statements are denominated in millions of dollars. The change in rounding presentation has been applied to all prior year amounts presented. In certain circumstances, this change adjusted previously reported balances, however, these changes were not significant, and no other changes were made to previously reported financial information. Additionally, certain columns and rows within the financial statements and tables presented may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates. Significant estimates and assumptions made by management include the fair value of stock-based awards issued, and the valuation allowance on deferred taxes.

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

Foreign currency translation

The functional currencies of our foreign subsidiaries are their local currencies. Accordingly, the Company translates the foreign currency financial statements into US Dollars using the reporting period-end or average exchange rates. Assets and liabilities of these subsidiaries were translated at exchange rates as of the balance sheet dates. Expenses are translated at average rates in effect for the periods presented. The cumulative translation adjustment is included in the accumulated other comprehensive income within stockholders’ equity. Gains and losses arising from the settlement and remeasurement of monetary assets and liabilities denominated in currencies other than a subsidiary’s functional currency are included in “(loss) gain on foreign currency” in the period in which they occur.

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

Effective January 1, 2025, the Company began a matching contribution under the Plan. The Company matches 100% of employee contributions to the Plan up to 3% of eligible compensation, with a maximum annual match of $5,000 per employee. Matching contributions vest 25% after one year of service and are fully vested after two years of service. For the years ended December 31, 2025 and 2024, the Company match expense was $0.4 million and $0.0 million, respectively.

Cash and cash equivalents

Cash and cash equivalents consist of cash and highly liquid investments with original maturities of three months or less that are readily convertible to known amounts of cash. Cash equivalents are reported at fair value.

Restricted cash

The restricted cash, noncurrent balance of $2.6 million as of December 31, 2025, relates to cash deposits restricted under letters of credit issued on behalf of the Company in support of indebtedness to creditors incurred in the ordinary course of business. There was no restricted cash as of December 31, 2024.

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

The Company typically invests in highly-rated securities and generally limits the amount of credit exposure to any one issuer. The Company did not identify any credit losses associated with its available-for-sale debt securities as of December 31, 2025 and 2024, and no impairment was recorded during the years ended December 31, 2025 and 2024.

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

Non-trade receivables are recorded from amounts due to the Company from contract manufacturers. Unbilled reimbursements represent reimbursement of clinical trial expenses for which reimbursements have not been billed. Reimbursement for leasehold improvements represent allowable costs and fees that will be reimbursed by the landlord in according to the lease agreement. See Note 6, “Consolidated balance sheet components” for additional information on accounts and other receivables.

Inventory

Inventory is comprised of raw materials, work-in-progress and finished goods. Inventory is stated at the lower of cost (determined using the first-in, first-out method) or net realizable value. Net realizable value is determined as the estimated selling price in the ordinary course of business.

Pre-launch inventory costs associated with products that had not received regulatory approval were capitalized if there were probable future commercial use and future economic benefit. If future commercial use and future economic benefit were not considered probable, then costs associated with pre-launch inventory that had not yet received regulatory approval were expensed as research and development expense during the period the costs were incurred. The determination to capitalize was based on the particular facts and circumstances relating to the product. Capitalization of such pre-launch inventory began when the Company determined that (i) positive clinical trial results had been obtained in order to support regulatory approval was probable; (ii) uncertainties regarding regulatory approval had been significantly reduced; and (iii) it was probable that these capitalized costs would provide future economic benefit, in excess of capitalized costs. Pre-launch inventory was recorded at the lower of cost (determined using the first-in, first-out method) and net realizable value.

On April 11, 2025, the Company received notification from the FDA that WiSE had been approved for commercial distribution in the United States. At that time, the Company began presenting pre-launch inventory as inventory in the consolidated financial statements and accompanying notes.

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

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for potential impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that carrying value exceeds fair value. Fair value is determined using various valuation techniques, including discounted cash flow models, quoted market values, and third-party independent appraisals, depending on the nature of the asset. For the years ended December 31, 2025 and 2024, the Company did not recognize any impairment charges associated with long-lived assets.

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

The Company recognizes all of its revenue from contracts with customers at a point in time. As the majority of revenue consists of sales of the WiSE CRT System and battery replacements, where the Company’s sales representative provides assistance at the point of implantation at hospitals or medical facilities, the Company recognizes revenue upon completion of the procedure. The Company also generates a small portion of its revenue from the sale of surgical tool kits. As the performance obligation is the shipment of the product, the Company recognizes revenue for surgical tool kits upon shipment to the customers. For contracts with multiple performance obligations, the total transaction price is allocated to each performance obligation based on the relative standalone selling price. Sales prices are specified in the executed customer contract and purchase order prior to the transfer of control to the customer. The Company’s standard payment terms are generally net 30 days.

The following table summarizes revenue from contracts with customers disaggregated by product for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
WiSE CRT System	$1,548	$-
Surgical tool kits	15	-
Battery replacements	$54	$-
Total revenue	$1,617	-

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

Warranty

The Company has a warranty program that offers a warranty on the battery, electrode and transmitter (“Warranty Parts”) of the WiSE for a period of three years commencing on the date of implant. In the event the Warranty Parts function in a manner inconsistent with their intended operation and performance due to the quality of materials or workmanship and should such an event occur with the three-year period commencing on the implantation date, the Company will provide the customer a replacement at no additional cost. The warranty is not priced or sold separately. It is intended to safeguard the customer against defects, and it does not provide incremental service to the customer. As such, it is considered an assurance type warranty and is not accounted for as a service type warranty, which could represent a separate performance obligation. The warranty is accounted for as an accrued warranty reserve. The current portion is included within “Accrued expenses and other liabilities”, and the long-term portion is included within “Other liabilities” in our consolidated balance sheets. See Note 6, “Consolidated balance sheet components” for additional disclosure on accrued warranty reserves.

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

Advertising costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses in the consolidated statements of operations. Advertising costs were immaterial during the years ended December 31, 2025 and 2024.

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

Interest Income

The Company’s interest income was generated from its cash, cash equivalent, and marketable securities, including accretion of discounts. The following table provides a summary of the components of interest income for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Interest income	$1,879	$1,560
Accretion of discount on marketable securities, net	828	1,621
Total interest income	$2,707	$3,181

Other Income

The Company periodically receives reimbursements of clinical trial expenses, which are recorded as other income in the accompanying consolidated statements of operations. Additionally, other income includes refundable tax incentives from the Australian Taxation Office. Components of Other Income were as follows for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Clinical trial reimbursements	$-	$10
Research and development tax incentive	304	351
Total other income	$304	$361

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

Recently adopted accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures”. The ASU focuses on income tax disclosures around effective tax rates and cash income taxes paid. ASU 2023-09 is effective for public filers for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 in the year ended December 31, 2025 on a retrospective basis. Refer to Note 13 for enhanced disclosures associated with the adoption of this ASU.

Recently issued accounting pronouncements not yet adopted

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The ASU is intended to clarify the applicability of interim reporting guidance and addresses the form and content of interim financial statements and interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors or make other improvements to a variety of topics. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Note 4 – Cash, cash equivalents, restricted cash, and marketable securities

Cash, cash equivalents, and marketable securities consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Cash and cash equivalents:
Cash	$1,386	$3,211
Money market funds	4,408	3,707
Total cash and cash equivalents	$5,794	$6,918
Marketable securities, short-term:
Asset backed securities	$1,012	$2,003
Commercial paper	9,125	1,157
Corporate bonds	18,171	23,951
US Treasury securities	19,087	26,635
Total marketable securities, short-term	$47,395	$53,746
Marketable securities, long-term:
Asset backed securities	$1,011	$2,305
Corporate bonds	-	2,387
US Treasury securities	-	612
Total marketable securities, long-term	$1,011	$5,304
Total cash, cash equivalents, and marketable securities	$54,200	$65,968

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our consolidated balance sheets as of December 31, 2025 and 2024, to the total of such amounts as presented in the consolidated statements of cash flows (in thousands):

	2025	2024
Cash and cash equivalents	$5,794	$6,918
Restricted cash, noncurrent	2,604	-
Total cash, cash equivalents, and restricted cash	$8,398	$6,918

During the year ended December 31, 2025, marketable securities were sold or matured for proceeds of $66.2 million. The Company recorded an immaterial amount of realized gain for the year ended December 31, 2025. During the year ended December 31, 2024, marketable securities were sold or matured for proceeds of $66.9 million with no gain or loss realized. See Note 5, “Fair value measurements” for additional information regarding the fair value of cash equivalents and marketable securities.

The following tables summarizes the unrealized gains and losses related to the Company’s available-for-sale marketable securities, by major security type, as of December 31, 2025 and 2024 (in thousands):

	As of December 31, 2025
	Amortized	Unrealized	Unrealized
	Cost	Gains	(losses)	Fair Value
Marketable securities
Asset backed securities	$2,022	$1	$-	$2,023
Commercial paper	9,120	5	-	9,125
Corporate bonds	18,148	23	-	18,171
US Treasury securities	19,062	25	-	19,087
Total marketable securities	$48,352	$54	$-	$48,406

	As of December 31, 2024
	Amortized	Unrealized	Unrealized
	Cost	Gains	(losses)	Fair Value
Marketable securities
Asset backed securities	$4,305	$4	$-	$4,309
Commercial paper	1,161	-	(4)	1,157
Corporate bonds	26,341	20	(23)	26,338
US Treasury securities	27,236	26	(15)	27,247
Total marketable securities	$59,043	$50	$(42)	$59,051

The following table shows the unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of December 31, 2025 and 2024, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of December 31, 2025
	In Loss Position for Less		In Loss Position for 12
	Than 12 Months		Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$1,000	$-	$-	$-	$1,000	$-
Corporate Bonds	298	-	-	-	298	-
Total	$1,298	$-	$-	$-	$1,298	$-

	As of December 31, 2024
	In Loss Position for Less		In Loss Position for 12
	Than 12 Months		Months or Greater		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Commercial paper	$1,157	$(4)	$-	$-	$1,157	$(4)
Corporate Bonds	13,839	(23)	-	-	13,839	(23)
US Treasury Securities	14,095	(15)	-	-	14,095	(15)
Total	$29,091	$(42)	$-	$-	$29,091	$(42)

The contractual maturities of the Company’s marketable securities as of December 31, 2025, were as follows (in thousands):

Fair Value
One year or less	$47,395
After one year to five years	1,011
Total	$48,406

Note 5 – Fair value measurement

Management’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of financial assets and liabilities and their placement within the fair value hierarchy, as discussed in Note 3, “Summary of significant accounting policies”. At December 31, 2025 and 2024, the fair value measurement of the Company’s financial assets measured on a recurring basis were as follows (in thousands):

	Fair Values as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$4,408	$-	$-	$4,408
Marketable securities
Asset backed securities	-	2,023	-	2,023
Commercial paper	-	9,125	-	9,125
Corporate bonds	-	18,171	-	18,171
US Treasury securities	-	19,087	-	19,087
Total	$4,408	$48,406	$-	$52,814

	Fair Values as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$3,707	$-	$-	$3,707
Marketable securities
Asset backed securities	-	4,308	-	4,308
Commercial paper	-	1,157	-	1,157
Corporate bonds	-	26,338	-	26,338
US Treasury securities	-	27,247	-	27,247
Total	$3,707	$59,050	$-	$62,757

In the Company’s consolidated balance sheets, the carrying values of non-trade receivables, other assets, accounts payable and accrued expenses approximated their fair values due to the nature and relatively short maturities. The fair value of debt approximates its carrying value as it is variable rate debt or has relatively short maturities.

Note 6 –Consolidated balance sheet components

Accounts and other receivables, net

Accounts and other receivables includes amounts due from sales of Company’s product to customers, sales of materials to contract manufacturers, reimbursements of clinical trial expenses incurred, and reimbursements for leasehold improvements. Accounts and other receivables, net were as follows as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Trade receivables	$452	$-
Non-trade receivables	154	433
Unbilled reimbursements	-	8
Reimbursement for leasehold improvements	1,714	-
Accounts and other receivables	2,320	441
Less: provision for credit losses	-	-
Accounts and other receivables, net	$2,320	$441

During the year ended December 31, 2025, the Company recorded no provision for credit losses. During the year ended December 31, 2024, the Company recorded an immaterial amount of provision for credit losses.

Inventory

Inventory consisted of the following as of December 31, 2025, and pre-launch inventory consisted of the following at December 31, 2024 (in thousands):

	2025	2024
Raw materials	$2,019	$2,843
Work in process	9,168	-
Finished goods	4,466	-
Inventory	$15,653	$2,843
Inventory – current	$13,789	$1,391
Inventory – noncurrent	$1,864	$1,452

Property and equipment, net

Property and equipment consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Equipment	$3,300	$3,434
Computer software	560	575
Leasehold improvements	554	514
Construction in progress	4,289	-
Total property and equipment	8,703	4,523
Less accumulated depreciation and amortization	(3,226)	(3,728)
Total property and equipment, net	$5,477	$795

As of December 31, 2025, construction in progress pertains to tenant improvements for the Company’s new corporate headquarters, laboratory, and manufacturing facility in Santa Clara, California. Depreciation expense on property and equipment was $0.4 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. There were no impairments recorded during the years ended December 31, 2025 and 2024.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following at December 31, 2025 and 2024 (in thousands):

	2025	2024
Accrued compensation and related liabilities	$4,049	$3,116
Accrued development expenses	354	483
Accrued warranty reserve	185	692
Accrued other expenses	1,017	5
Accrued expenses and other liabilities	$5,605	$4,296

Changes in accrued warranty reserves were as follows for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Beginning of period	$692	$827
Warranty reserve accrued during the period	275	-
Settlement of warranty claims	(728)	(135)
End of period	$240	$692

Warranty reserve - current	$185	$692
Warranty reserve - noncurrent	$55	$-

Note 7 – Leases

The Company has an operating lease for its corporate headquarters and laboratory space, located in Sunnyvale, California. The initial lease expired June 30, 2024, with an option to extend the lease an additional sixty-months, which was used in the calculation of the right of use operating lease asset and operating lease liability. The Company held no other lease agreements at December 31, 2024. In January 2024, the Company signed an addendum to the operating lease, extending the expiration of the lease through June 30, 2025, and adjusting the monthly rent. The January 2024 lease remeasurement resulted in a $1.2 million reduction in the right of use operating lease asset and corresponding reduction to operating lease liability. In March 2024, the Company signed an additional addendum to the operating lease, extending the expiration of the lease through December 31, 2025. The March 2024 lease remeasurement resulted in a $0.3 million increase in the right of use operating lease asset and corresponding increase in operating lease liability. In July 2024, the Company signed an additional addendum to the operating lease, extending the expiration of the lease through December 31, 2026. The July 2024 lease remeasurement resulted in a $0.5 million increase in the right of use operating lease asset and corresponding increase in operating lease liability. In April 2025, the Company signed an addendum to lease additional office space on a short-term basis in an adjacent office space. The Company accounted for the modification as a separate contract and will recognize associated lease payments in net loss over the lease term.

In January 2025, the Company executed an operating lease for its new corporate headquarters, laboratory and manufacturing facility in Santa Clara, California. The term of the lease commenced on January 17, 2025, the date on which the landlord made the property available to the Company for the purpose of constructing leasehold improvements that will remain the property of the Company during lease term. As a result of entering into this lease agreement, the Company recorded a right-of-use asset and corresponding lease liability of $12.9 million, net of the tenant improvement allowance of $4.1 million on the commencement date. The lease payments will begin in January 2026. The lease provides for a term of 132 months and includes an option to extend the lease for an additional five years, which was used in the calculation of the right of use asset and lease liability, as the Company is reasonably certain that the option will be exercised. The Company determined the probability of the exercise of a lease extension option based on its long-term strategic business outlook, significant leasehold improvements that are expected to have significant economic value to the Company, and costs relating to signing a new lease, among other factors.

Amounts reported in the consolidated balance sheets for operating leases in which the Company is the lessee as of December 31, 2025 and 2024, were as follows (in thousands):

	2025	2024
Right of use operating lease asset	$12,613	$929
Lease liability, current	1,182	522
Lease liability, noncurrent	16,520	575
Weighted-average remaining lease term	15.71 years	2.00 years
Weighted-average discount rate	6.40%	10.00%

The following table presents the components of lease costs in our statements of operations for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Operating lease costs	$2,341	$474
Variable lease costs	130	124
Short-term lease costs	26	16
Total lease expense	$2,497	$614

Future lease payments for non-cancellable operating leases as of December 31, 2025, were as follows (in thousands):

Years Ending December 31,
2026	$1,224
2027	964
2028	1,324
2029	1,743
2030	1,796
Thereafter	23,689
Total undiscounted lease payments	30,740
Less: effects of discounting	(12,179)
Less: tenant improvement allowance	(859)
Total operating lease liabilities	$17,702

Note 8 - Notes payable

As of December 31, 2025 and 2024, notes payable consisted of the following (in thousands):

	2025	2024
Notes payable, current
Current portion of notes payable	$-	$37
Notes payable, non-current
Long-term portion of notes payable	41,800	41,800
Less: unamortized deferred loan costs	(311)	(523)
Less: unamortized discount	(603)	(1,013)
Notes payable, non-current, net	$40,886	$40,264
Total notes payable, net	$40,886	$40,301

The following table presents information regarding the Company’s notes payable principal repayment obligations as of December 31, 2025 (in thousands):

Years Ended December 31,
2026	$-
2027	41,800
Total minimum payments	$41,800

Runway Growth Finance Corp

On June 30, 2022, the Company entered into a loan and security agreement with Runway Growth Finance Corp. The debt is secured against substantially all assets of the Company, except for the Company’s intellectual property but includes all proceeds from the sale of intellectual property. As of December 31, 2025 and 2024, the outstanding principal balance was $41.8 million and $41.8 million, respectively.

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

The Company has accounted for the final payment of $1.8 million as a discount of the note that will be amortized over the life of the loan using the effective interest method. Amortization of the discount was $0.4 million during both years ended December 31, 2025 and 2024. This amount was recorded as additional interest expense in the accompanying consolidated statements of operations. As of December 31, 2025 and 2024, the note has been shown net of unamortized discounts of $0.6 million and $1.0 million, respectively.

The Company incurred loan costs of $1.0 million, which are being amortized over the life of the loan using the effective interest method. Amortization of loan costs was $0.2 million for both years ended December 31, 2025 and 2024. As of December 31, 2025 and 2024, the note has been shown net of unamortized loan costs of $0.3 million and $0.5 million, respectively.

The Company is subject to customary financial and reporting covenants under the loan and security agreement. As of December 31, 2025 and 2024, the Company was in compliance with all debt covenants.

Bank of America Leasing & Capital, LLC

In March 2024, the Company entered into an equipment purchase agreement for the purchase of software. The agreement requires payments beginning July 1, 2024 through May 1, 2025. As of December 31, 2025, no balance was outstanding under the agreement. As of December 31, 2024, the outstanding principal balance was immaterial and was included in the current portion of notes payable in the consolidated balance sheets.

Note 9 – Convertible preferred stock

As of December 31, 2025 and 2024, 10,000,000 shares of convertible preferred stock were authorized, of which no shares were issued or outstanding.

Note 10 – Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of December 31, 2025 and 2024, no dividends have been declared.

As of December 31, 2025 and 2024, 600,000,000 shares were authorized, of which 450,259,169 shares and 371,076,200 shares, respectively, were outstanding.

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

In September 2024, the Company completed a fully underwritten institutional placement, and the institutional component of a 1-for-20 pro-rata accelerated non-renounceable entitlement issuance of 55,856,325 CDIs representing the same number of common stock at $0.56 per share, for proceeds of $29.4 million, net of $1.9 million of related issuance costs.

In September 2024, the Company announced the retail component of the fully underwritten 1-for-20 pro-rata non-renounceable entitlement offer of 5,075,733 CDIs representing the same number of common stock at $0.82 Australian dollars per share. On October 16, 2024, the Company issued 5,075,733 CDIs and received proceeds of $2.6 million, net of $0.2 million of related issuance costs.

In May 2025, the Company completed an institutional placement of 55,900,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $33.5 million, net of $2.5 million of related issuance costs. In June 2025, the Company completed a non-underwritten rights offering to existing stockholders, or Securities Purchase Plan, and issued an additional 20,000,000 CDIs representing the same number of common stock at $0.64 per share, for proceeds of $12.8 million, net of $0.1 million of related issuance costs.

Additionally, the Company reserved the following shares of common stock for issuance as of December 31, 2025:

Conversion of Common Stock warrants	19,477,798
2013 Equity Incentive Plan	16,177,239
Amended 2021 Equity Incentive Plan	36,957,557
Outside of Amended 2021 Equity Incentive Plan	897,558
Total shares of common stock reserved for issuance	73,510,152

Note 11 – Warrants

Equity classified common stock warrants

The Company has issued warrants to purchase shares of its common stock, which are exercisable any time at the option of the holder until their expiration date.

Warrant activity for the year ended December 31, 2025, was as follows:

			Weighted-
			Average
		Weighted	Remaining
		Average	Contractual
	Number of	Exercise	Life (in
	Shares	Price	years)
Balance at December 31, 2024	19,789,379	$0.57	5.28
Granted	-	-
Cancelled / Expired	(309,278)	0.82
Exercised	(2,303)	0.59
Balance at December 31, 2025	19,477,798	$0.56	4.34

As of December 31, 2025 and December 31, 2024, the weighted-average exercise price of outstanding warrants was $0.56 and $0.57, respectively, with a weighted-average remaining contractual life of 4.34 years and 5.28 years, respectively.

The following warrants were outstanding as of December 31, 2025 and 2024:

	Shares of Common Stock Issuable
	for Outstanding Warrants as of
	December 31,	December 31,	Exercise	Expiration
Warrant Issuance	2025	2024	Price	Date
October 6, 2015	-	309,278	$0.82	October 6, 2025
June 30, 2016	36,385	36,385	$0.82	June 30, 2026
October 30, 2017	1,950,607	1,950,607	$0.41	October 29, 2027
February 28, 2018	234,176	234,176	$0.82	February 28, 2028
August 26, 2019	4,437,759	4,438,347	$0.59	August 26, 2029
March 13, 2020	4,422,801	4,423,389	$0.59	March 13, 2030
March 25, 2020	441,500	441,500	$0.14	March 24, 2030
February 12, 2021	1,731,888	1,732,123	$0.59	February 12, 2031
June 25, 2021	2,887,072	2,887,518	$0.59	June 25, 2031
August 16, 2021	224,269	224,269	$0.59	June 25, 2031
October 4, 2021	3,111,341	3,111,787	$0.59	October 4, 2031
Total	19,477,798	19,789,379

Note 12 – Stock-based compensation

The Company and its stockholders adopted an equity incentive plan (the “2013 Plan”) in 2013, which reserved shares of the Company’s common stock for the granting of incentive and nonqualified stock options to employees, directors, and consultants. On October 14, 2021, the Company replaced the 2013 Plan with the 2021 Plan, as the 2013 Plan was expiring. Under the 2021 Plan, 36,957,557 shares of common stock are reserved. The Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over four years and expire no later than 10 years from the date of grant. The Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including: i) the number of shares of common stock subject to the option; ii) when the option becomes exercisable; iii) the option exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant; and iv) the duration of the option, which may not exceed 10 years.

As of December 31, 2025, options to purchase a total of 31,032,134 shares of common stock remained outstanding and 5,925,423 shares remain available for grant under the 2021 Plan, and 897,558 remained outstanding outside of the 2021 Plan. As of December 31, 2025, options to purchase a total of 16,177,239 shares of common stock remained outstanding and no shares of common stock remained available for grant under the 2013 Plan.

Stock option activity for the year ended December 31, 2025, was as follows:

			Weighted-
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Life (in years)
Outstanding at January 1, 2025	41,918,671	$0.38	6.88
Granted	10,787,255	0.84
Cancelled	(1,318,329)	0.57
Exercised	(3,280,666)	0.20
Outstanding at December 31, 2025	48,106,931	$0.49	6.76

Vested and expected to vest at December 31, 2025	48,106,931	$0.49	6.76
Exercisable at December 31, 2025	30,238,231	$0.37	5.59

The fair value of the options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, an assumed risk-free interest rate and an expected dividend of zero as the Company has not paid and does not anticipate paying dividends in the foreseeable future. The Company uses the simplified calculation of expected life and volatility is calculated from the combination of the average historical stock volatilities of the common stock of several publicly traded entities with characteristics similar to those of the Company, and the Company’s stock price, as quoted on the ASX. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses the straight-line method for expense attribution. The weighted-average grant-date fair values of stock options granted during the year ended December 31, 2025 and 2024, was $0.53 per share and $0.42 per share, respectively.

The following assumptions were used to calculate the grant-date fair value of employee stock options granted during the years ended December 31, 2025 and 2024:

	2025	2024
Expected term (in years)	5.53 – 6.08	7.00
Expected volatility	65.27% - 67.80%	63.98% - 67.34%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.78% - 4.47%	3.67% - 4.71%

The following table presents classification of stock-based compensation expense within the accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Cost of goods sold	$87	$-
Research and development	1,090	850
General and administrative	1,874	892
Total	$3,051	$1,742

At December 31, 2025, there was $9.5 million of unamortized stock-based compensation cost related to unvested stock options which is expected to be recognized over a weighted average period of 2.74 years.

Note 13 – Income taxes

The Company recorded an immaterial amount of income tax expense for the years ended December 31, 2025 and 2024. The Company has historically incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

The components of loss before income taxes are as follows (in thousands):

	2025	2024
Domestic	$(47,281)	$(40,258)
Foreign	(1,475)	(539)
Total	$(48,756)	$(40,797)

The components of income tax expense are as follows (in thousands):

	2025	2024
Current income tax expense:
Federal	$-	$-
State	2	2
Foreign	-	-
Total current income tax expense	$2	$2

Deferred income tax expense:
Federal	$-	$-
State	-	-
Foreign	-	-
Total deferred tax expense	$-	$-

Income tax expense	$2	$2

The Company adopted ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" on a retrospective basis beginning with the year ended December 31, 2024. The Company’s effective tax rate of 0.01% for each of the years ended December 31, 2025 and 2024 differs from the statutory U.S. federal rate as follows (in thousands):

	2025		2024
	Tax	Percent	Tax	Percent
U.S. Federal Statutory Tax Rate	$(10,239)	(21.00)%	$(8,577)	(21.02)%
State and Local Income Taxes, net (1)	2	0.00%	2	0.00%
Foreign Tax Effects	310	0.64%	113	0.28%
Tax credits	(947)	(1.94)%	(426)	(1.04)%
Changes in valuation allowances	10,230	20.98%	8,473	20.77%
Nontaxable or nondeductible items	373	0.77%	252	0.62%
Changes in unrecognized tax benefits	283	0.58%	128	0.31%
Other adjustments	(10)	(0.02)%	37	0.09%
Effective tax rate	$2	0.01%	$2	0.01%

(1)	State taxes in California and New Jersey made up the majority (greater than 50%) of the tax effect in this category.

The tax effects of temporary differences that give rise to significant components of the deferred tax assets are as follows (in thousands):

	2025	2024
Deferred tax assets:
Net operating loss	$77,216	$67,009
Other accruals	2,623	1,058
Stock based compensation	1,126	693
Credit carryforwards	4,250	3,054
Intangible assets	8,610	10,709
Research & development capitalization	10,463	7,820
Fixed assets	54	80
Total deferred tax assets	104,342	90,423
Valuation allowance	(104,342)	(90,423)
Net deferred tax assets	$-	$-

As of December 31, 2025, the Company recorded the portion of its deferred tax assets that were determined to meet the more likely than not threshold. Significant judgment is required in determining the Company’s provision for income taxes, recording valuation allowances against deferred tax assets and evaluating the Company’s uncertain tax positions. Due to net losses since inception and the uncertainty of realizing the deferred tax assets, the Company has a full valuation allowance against its net deferred tax assets. To the extent that the Company generates positive income and expects, with reasonable certainty, to continue to generate positive income, the Company may release all, or a portion of, the valuation allowance in a future period. This release would result in the recognition of all, or a portion of, the Company’s deferred tax assets, resulting in a decrease to income tax expense for the period such release is made. As of December 31, 2025, the Company’s valuation allowance was $104.3 million, which increased by $13.9 million for the year ended December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. These tax law changes do not have a material impact on the Company's financial statements for the year ended December 31, 2025.

The Company does not meet the Pillar II consolidated annual revenue threshold of EUR 750 million and as such is not expected to be subject to any Pillar II top-up taxes.

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

As of December 31, 2025, the Company had federal NOL carryforwards of $251.2 million available to reduce taxable income, of which $45.6 million begin to expire starting in 2027 and $205.5 million do not expire. As of December 31, 2025, the Company had state NOL carryforwards of $254.8 million available to reduce future state taxable income of which $250.8 million expire beginning in 2027 and $4.0 million do not expire.

As of December 31, 2025, the Company had federal and state research and development credit carryforwards of $3.2 million and $2.9 million, respectively. The federal research and development credit carryforwards expire beginning in 2035 and the state credit carryforwards do not expire.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. Fiscal years 2007 through 2024 remain open to examination by the various tax authorities.

The Company’s policy is to classify interest and penalties related to unrecognized tax benefits, if and when required, as a component of interest expense, in the accompanying consolidated statements of operations. The Company did not record any interest or penalties for the twelve-month periods ended December 31, 2025 and 2024.

As of December 31, 2025, the Company’s uncertain tax positions totaled $1.8 million, which are netted against the underlying deferred tax assets. The entire balance in uncertain tax positions would cause a decrease in the effective income tax rate upon recognition.

The following is a roll-forward of the Company’s liability related to uncertain tax positions as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Balance as of January 1	$1,309	$1,060
Gross increases for current period tax positions	403	249
Gross increases for prior period tax positions	110	-
Gross decrease for release of FIN 48 reserves	-	-
Balance as of December 31	$1,822	$1,309

The amount of cash income taxes paid by the Company during the years ended December 31, 2025 and 2024 was immaterial.

Note 14 – Net loss per share

The following tables sets forth the computation of basic and diluted net loss per share attributable to common stockholders at December 31, 2025 and 2024 (in thousands, except per share amounts):

	2025	2024
Numerator – basic & diluted:
Net loss attributable to common stockholders, basic and diluted	$(48,758)	$(40,799)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	417,327,276	324,995,419
Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.13)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive at December 31, 2025 and 2024:

	2025	2024
Outstanding warrants	19,477,798	19,789,379
Outstanding stock options	48,106,931	41,918,671
Total dilutive shares	67,584,729	61,708,050

Note 15 - Segment information

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

The following table summarizes the Company's revenue by geography for the years ended December 31, 2025 and 2024 (in thousands):

	2025	2024
United States	$1,593	$-
International	24	-
Total Revenue	$1,617	$-

The following table disaggregates amounts that comprise research and development, and selling, general and administrative expenses within the accompanying consolidated statements of operations for the twelve months ended December 31, 2025 and 2024 (in thousands):

	2025	2024
Engineering and development	$14,189	$16,746
Clinical and regulatory	9,751	10,319
Total research and development	$23,940	$27,065

Sales and marketing	$11,440	$827
General and administrative	11,197	10,427
Total selling, general and administrative	$22,637	$11,254

The segment's net loss equals the Company’s net loss as presented in the consolidated statements of operations. Other segment items within net loss include interest expense, interest income, other income, and (loss) gain on foreign currency at the consolidated level.

Note 16 – Commitments and contingencies

Purchase commitments

The Company has agreements with suppliers and other parties to purchase inventory. Product inventory obligations consist primarily of purchase order commitments for raw materials and sub-assemblies used in the production of the WiSE CRT System. In certain instances, the purchase agreements allow the Company to cancel, reschedule, or adjust our purchase requirements based on our business needs prior to firm orders being placed. As of December 31, 2025, the Company’s obligations under such arrangements were approximately $7.8 million.

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

Note 17 – Related party transactions

On May 22, 2025, we issued 55,900,000 shares of common stock at a price of $0.64 per share in connection with an institutional placement on the ASX. H.E.S.T. Australia Ltd., a beneficial owner of more than 5% of our common stock, participated in the institutional placement and purchased 1,359,000 CDIs for the aggregate purchase price of $0.9 million.

On September 25, 2024, the Company issued 55,856,325 shares of common stock at a price to the public of $0.56 per share in connection with an institutional placement and the institutional component of a 1-for-20 pro-rata accelerated non-renounceable entitlement offer on the ASX. Host-Plus, a beneficial owner of more than 5% of our common stock, participated in the institutional placement and purchased 7,868,138 CDIs for the aggregate purchase price of $4.4 million.

Note 18 – Subsequent Event

The Company held a Special Meeting of Stockholders (the "Special Meeting") on March 11, 2026. In that Special Meeting, stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation (the "Amendment”) to effect the reverse stock split of its common stock and the transmutation ratio of CDIs to common stock at a ratio in the range of 1-for-5 to 1-for-20, with such ratio to be determined in the discretion of the Company’s board of directors and with such reverse stock split to be effected at such time and date, if at all, as determined by the Company’s board of directors in its sole discretion.

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved a 1-for-10 (1:10) reverse stock split (the "Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. As of the date of this filing, the Amendment has not been filed with the Secretary of State of the State of Delaware, and the Reverse Stock Split has not become effective.

The Company anticipates filing the Amendment with the Secretary of State of the State of Delaware on March 27, 2026. When the Company effects the Reverse Stock Split, every 10 shares of its issued and outstanding common stock immediately prior to the effective time will be automatically reclassified into one share of common stock, without any change in the par value per share, and the net loss per share will increase in proportion to the ratio of the Reverse Stock Split. The Reverse Stock Split will reduce the number of shares of common stock issuable upon the exercise or vesting of its outstanding stock options and warrants in proportion to the ratio of the Reverse Stock Split and causes a proportionate increase in the conversion and exercise prices of such stock options and warrants. In addition, the number of shares reserved for issuance under its equity incentive plan immediately prior to the effective time will be reduced proportionately. The Reverse Stock Split will not change the number of authorized shares of common stock or preferred stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, using the criteria described in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Attestation report of the registered public accounting firm.

This annual report does not include an attestation report of the Company’s registered public accounting firm due to the established rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this item will be contained in the Company’s Proxy Statement for its 2026 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2025 (the “2026 Proxy Statement”), under the headings “Proposal 1 — Election of Directors” and “Executive Officers” and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item will be contained in the Company’s 2026 Proxy Statement, under the heading “Executive Compensation,” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Company’s 2026 Proxy Statement, under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item will be contained in the Company’s 2026 Proxy Statement, under the heading “Transactions with Related Persons” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Company’s 2026 Proxy, under the heading - Principal Accountant Fees and Services,” and is incorporated herein by reference.

Part IV

Item 15. Exhibits, Financial Statements and Schedule

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements. Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
2.	Financial Statement Schedules. The financial statement schedules have been omitted as they are either not applicable, or the required information is otherwise included.
3.	Exhibits. The exhibits required to be filed as part of this report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

		Filed	Incorporated by Reference
Number	Description	Herewith	Schedule/Form	File No.	Exhibit	Filing Date
3.1*	Amended and Restated Certificate of Incorporation of EBR Systems, Inc.		10-12G	000-56671	3.1	11/21/2024

3.2*	Certificate of Amendment of Amended and Restated Certificate of Incorporation of EBR Systems, Inc.		8-K	000-56671	3.1	5/23/2025

3.3*	Amended and Restated Bylaws of EBR Systems, Inc.		8-K	000-56671	3.1	03/20/2025

4.3*	Form of Warrant to Purchase Stock issued on March 25, 2020		10-12G	000-56671	4.3	11/21/2024

4.4*	Warrant to Purchase Stock, dated October 30, 2017, between the Company and M.H. Carnegie Co. Pty Ltd		10-12G	000-56671	4.4	11/21/2024

4.5*	Form of Warrant to Purchase Stock issued between August 16, 2019, and October 4, 2021		10-12G	000-56671	4.5	11/21/2024

4.6*	Form of Warrant to Purchase Stock issued between October 6, 2015, and February 28, 2018.		10-12G	000-56671	4.6	11/21/2024

4.7*	Description of Capital Stock		10-K	000-56671	4.7	3/24/2025

10.1*†	Loan and security Agreement, dated June 28, 2022, between the Company and Runway Growth Finance Corp.		10-12G	000-56671	10.1	11/21/2024

10.2*	First Amendment to Loan and Security Agreement, dated March 21, 2025, between the Company and Runway Growth Finance Corp.		10-K	000-56671	10.2	03/24/2025

10.3*†	Standard Industrial/Commercial Multi-Tenant Lease, dated March 30, 2017, between the Company and 480 Oakmead Properties, LLC (the “Oakmead Lease”)		10-12G	000-56671	10.2	11/21/2024

10.4*†	Addendum “B” to the Oakmead Lease, dated January 2024, between the Company and 480 Oakmead Properties, LLC.		10-12G	000-56671	10.3	11/21/2024

10.5*†	Addendum “C” to the Oakmead Lease, dated March 2024, between the Company and 480 Oakmead Properties, LLC.		10-12G	000-56671	10.4	11/21/2024

10.6*†	Addendum “D” to the Oakmead Lease, dated July 2024, between the Company and 480 Oakmead Properties, LLC.		10-12G	000-56671	10.5	11/21/2024

10.7*	Addendum “E” to the Oakmead Lease, dated April 2025, between the Company and 480 Oakmead Properties, LLC		10-Q	000-56671	10.3	5/13/2025

10.8*	Lease Agreement, dated January 17, 2025, between the Company and Drawbridge 4600 Patrick Henry, LLC		10-K	000-56671	10.7	03/24/2025

10.9*+	Offer Letter entered into between the Company and John McCutcheon, dated May 29, 2019		10-12G	000-56671	10.6	11/21/2024

10.10*+	Offer Letter entered into between the Company and Allan Will, dated August 21, 2019		10-12G	000-56671	10.7	11/21/2024

10.11*+	Offer Letter entered into between the Company and Gary Doherty, dated August 29, 2023		10-12G	000-56671	10.8	11/21/2024

10.12*+	Offer Letter entered into between the Company and Michael Hendricksen, dated October 27, 2021		10-12G	000-56671	10.9	11/21/2024

10.13	Offer Letter entered into between the Company and Erik Strandberg, dated April 2, 2024	X

10.14*+	Form of Severance and Change of Control Agreement entered into between the Company and each of its executive officers#		10-12G	000-56671	10.10	11/21/2024

10.15*+	2021 Equity Incentive Plan, as amended#		10-12G	000-56671	10.11	11/21/2024

10.16*+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Equity Incentive Plan (Australian Grants)#		10-12G	000-56671	10.12	11/21/2024

10.17*+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Equity Incentive Plan (United Kingdom Grants)#		10-12G	000-56671	10.13	11/21/2024

10.18*+	Australian Sub-Plan under the 2021 Equity Incentive Plan#		10-12G	000-56671	10.14	11/21/2024

10.19*+	United Kingdom Sub-Plan under the 2021 Equity Incentive Plan#		10-12G	000-56671	10.15	11/21/2024

10.20*+	2013 Equity Incentive Plan, as amended		10-12G	000-56671	10.16	11/21/2024

10.21*+	Form of Stock Option Grant Notice and Stock Option Amendment under the 2013 Equity Incentive Plan		10-12G	000-56671	10.17	11/21/2024

10.22*+	Form of Indemnification Agreement entered into between the Company and each of its directors and executive officers		10-12G	000-56671	10.19	11/21/2024

19.1*	Securities Trading Policy		10-K	000-56671	19.1	03/24/2025

21.1*	List of Subsidiaries		10-12G	000-56671	21.1	11/20/2024

23.1	Consent of Deloitte and Touche, LLP, an Independent Registered Public Accounting Firm	X

24.1	Power of Attorney (included on the signature page to this report)	X

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Exchange Act.	X

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: March 18, 2026

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

Name	Title	Date

/s/ John McCutcheon	Chief Executive Officer and Director (Principal Executive Officer)	March 18, 2026
John McCutcheon

/s/ Gary Doherty	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2026
Gary Doherty

/s/ Allan Will	Executive Chairman of the Board	March 18, 2026
Allan Will

/s/ Karen Drexler	Director	March 18, 2026
Karen Drexler

/s/ Bronwyn Evans, Ph.D., A.M.	Director	March 18, 2026
Bronwyn Evans, Ph.D., A.M.

/s/ Trevor Moody	Director	March 18, 2026
Trevor Moody

/s/ Christopher Nave, Ph.D.	Director	March 18, 2026
Christopher Nave, Ph.D.

/s/ David Steinhaus, M.D.	Director	March 18, 2026
David Steinhaus, M.D.

