Form 10-Q
period 2026-03-31
EBR Systems, Inc.
filed 2026-05-11
CIK 1347123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to

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

As of May 8, 2026, the registrant had 45,056,436 shares of common stock, par value $0.0001 per share, including shares underlying all issued and outstanding Chess Depository Interests (“CDIs”), outstanding.

EBR SYSTEMS, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EBR SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$6,558	$5,794
Marketable securities	23,315	47,395
Accounts and other receivables, net	5,152	2,320
Inventory	15,492	13,789
Prepaid expenses	1,977	2,490
Other current assets	1,550	1,323
Total current assets	54,044	73,111
Restricted cash, noncurrent	2,604	2,604
Property and equipment, net	8,770	5,477
Right of use operating lease asset	12,263	12,613
Marketable securities	1,006	1,011
Inventory, noncurrent	1,058	1,864
Other assets	541	546
TOTAL ASSETS	$80,286	$97,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,765	$7,049
Accrued expenses and other liabilities	5,002	5,605
Interest payable	207	212
Operating lease liability	1,097	1,182
Total current liabilities	12,071	14,048
Other liabilities	240	184
Operating lease liability	17,397	16,520
Notes payable, net	41,040	40,886
Total liabilities	70,748	71,638
Commitments and contingencies (Note 16)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 600,000,000 shares authorized, 45,055,736 and 45,025,917 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Additional paid-in capital	427,891	426,852
Accumulated deficit	(419,290)	(402,216)
Accumulated other comprehensive income	932	947
Total stockholders' equity	9,538	25,588
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$80,286	$97,226

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$2,362	$-
Cost of goods sold	2,178	-
Gross profit	184	-
Operating expenses:
Research and development	6,417	5,419
Selling, general and administrative	9,939	4,363
Total operating expenses	16,356	9,782
Loss from operations	(16,172)	(9,782)
Other (expense) income:
Interest expense	(1,316)	(1,397)
Interest income	414	633
(Loss) on foreign currency	-	(8)
Total other (expense), net	(902)	(772)
Loss before income taxes	(17,074)	(10,554)
Income tax expense	-	-
Net loss	$(17,074)	$(10,554)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.38)	$(0.28)
Weighted-average number of common shares outstanding:
Basic and diluted	45,038,351	37,254,117

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(17,074)	$(10,554)
Other comprehensive loss
Change in unrealized loss on marketable securities	(49)	(11)
Foreign currency translation adjustments	34	-
Total other comprehensive loss	(15)	(11)
Comprehensive loss	$(17,089)	$(10,565)

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements

EBR SYSTEMS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

					Total
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Income	Equity
Balance as of December 31, 2024	37,107,620	$4	$376,936	$(353,459)	$874	$24,355
Exercise of stock options	182,012	-	264	-	-	264
Stock-based compensation	-	-	505	-	-	505
Net loss	-	-	-	(10,554)	-	(10,554)
Other comprehensive loss	-	-	-	-	(11)	(11)
Balance as of March 31, 2025	37,289,632	$4	$377,705	$(364,013)	$863	$14,559

					Total
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Income	Equity
Balance as of December 31, 2025	45,025,917	$5	$426,852	$(402,216)	$947	$25,588
Exercise of stock options	28,573	-	132	-	-	132
Stock-based compensation	-	-	907	-	-	907
Fractional share adjustment	1,246	-	-	-	-	-
Net loss	-	-	-	(17,074)	-	(17,074)
Other comprehensive loss	-	-	-	-	(15)	(15)
Balance as of March 31, 2026	45,055,736	$5	$427,891	$(419,290)	$932	$9,538

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,074)	$(10,554)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	125	79
Amortization of deferred loan costs and discount on notes payable	154	153
Lease amortization	350	297
Stock-based compensation	907	505
Accretion of discount on marketable securities	(137)	(214)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,832)	(339)
Inventory	(897)	(2,161)
Prepaid expenses	770	234
Other assets	(269)	136
Accounts payable	(1,314)	(686)
Accrued expenses and other liabilities	(822)	(1,321)
Interest payable	(4)	(4)
Operating lease liability	792	311
Net cash used in operating activities	(20,251)	(13,564)
Cash flows from investing activities:
Purchase of property and equipment	(3,290)	(60)
Maturities of marketable securities	19,415	13,655
Sales of marketable securities	4,757	4,311
Net cash provided by investing activities	20,882	17,906
Cash flows from financing activities:
Repayment of notes payable	-	(22)
Proceeds from exercise of stock options	132	264
Net cash provided by financing activities	132	242
Effect of exchange rate change on cash	1	1
Net change in cash, cash equivalents, and restricted cash	764	4,585
Cash, cash equivalents, and restricted cash, beginning of the period	8,398	6,918
Cash, cash equivalents, and restricted cash, end of the period	$9,162	$11,503

Supplemental disclosure of cash flow information
Cash paid for interest expense	$1,167	$1,249

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment not yet paid	$1,701	$517
Initial recognition of right of use asset and operating lease liability	$-	$12,838

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

The Company completed its initial public offering of CHESS Depository Interests (“CDIs”) and began trading on the Australian Securities Exchange (“ASX”) on November 24, 2021, under the symbol “EBR”.

The Company operates wholly owned foreign subsidiary entities in Australia, EBR Systems (AUST) Pty Ltd (“EBR-AU”), and the United Kingdom, EBR Systems (UK) Limited (“EBR-UK”), which establish clinical trials in Australia and the United Kingdom, respectively, and work on intellectual property development. EBR-AU was incorporated on February 23, 2017, and EBR-UK was incorporated on July 31, 2015.

Reverse stock split

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

Pursuant to such authority granted by the Company’s stockholders, the Company’s board of directors approved a 1-for-10 (1:10) reverse stock split (the "Reverse Stock Split”) of the Company’s common stock and the filing of the Amendment to effectuate the Reverse Stock Split. The Amendment was filed with the Secretary of State of the State of Delaware and the Reverse Stock Split became effective in accordance with the terms of the Amendment at 4:00 a.m. Eastern Time on April 1, 2026 (the "Effective Time”), and the Company commenced normal trading on ASX on April 13, 2026, on a post-split basis under the existing ticker symbol “EBR”. The Amendment provided that, at the Effective Time, every ten shares of the Company’s issued and outstanding common stock automatically combined into one issued and outstanding share of common stock, without any change in par value per share, which remained at $0.0001. The Company’s CDIs were not consolidated as part of the Reverse Stock Split, but rather the transmutation ratio of the CDIs to shares was changed from 1-to-1 to 10-to-1. See Note 10, “Common Stock” for additional information on CDIs.

The number of authorized shares of common stock remained at 600 million shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all outstanding stock options and warrants, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options and warrants and a proportional increase in the exercise price of all such stock options and warrants. The Company does not need to recognize any additional compensation expense as a result of the adjustment to outstanding stock options.

In addition, the number of shares reserved for issuance under the Company’s equity incentive plan immediately prior to the Effective Time was reduced proportionately.

No fractional shares were issued as a result of the Reverse Stock Split. Any stockholder who would have been entitled to receive a fractional share as a result of the process was entitled to the rounding up of the fractional share to the nearest whole number.

The Reverse Stock Split has been retroactively adjusted throughout these unaudited condensed consolidated financial statements for all periods presented, including exercise prices and share data. As a result of the Reverse Stock Split, the

Company reclassified approximately $41 thousand between common stock par value and additional paid-in capital.

Note 2 - Going concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of its cash needs and comparing those needs to the current cash, cash equivalents and marketable securities balances. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by its plans or when its plans alleviate substantial doubt about its ability to continue as a going concern.

For the three months ended March 31, 2026 and 2025, the Company incurred a net loss of $17.1 million and $10.6 million, respectively. During the three months ended March 31, 2026 and 2025, the Company had negative cash flows from operations of $20.3 million and $13.6 million, respectively. As of March 31, 2026, the Company had working capital of $42.0 million and accumulated deficit of $419.3 million.

Based on the Company’s cash, cash equivalents, and marketable securities as of March 31, 2026, and its expectation to generate operating losses and negative operating cash flows in the foreseeable future, as well as potential liquidity to become less than the $2.5 million required under its existing debt covenants during the next twelve months, there exists substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company was in compliance with its debt covenant as of March 31, 2026. Upon the occurrence of a breach of debt covenants, Runway Growth Finance Corp may, at its option, declare all obligations immediately due and payable. In an effort to alleviate these conditions, the Company will need to raise capital through the issuance of additional common stock or borrowings from financial institutions. The Company’s ability to obtain additional capital in the equity capital markets is subject to several factors, including market and economic conditions, the Company’s performance, and investor sentiment with respect to the Company and its industry; however, no assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, or at all. The unaudited condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Note 3 - Summary of significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of our unaudited condensed consolidated financial position as of March 31, 2026, unaudited condensed consolidated results of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, and unaudited condensed consolidated cash flows for the three months ended March 31, 2026 and 2025. The unaudited condensed consolidated results of operations for the three months ended March 31, 2026, are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2026.

In the third quarter of 2025, the Company changed the presentation of Note 15, “Segment information” to better align with the information the chief operating decision maker (“CODM”) uses to allocate resources and assess operating performance. Prior period segment information was updated to conform to the current period presentation. See Note 15 “Segment information” for additional disclosures.

In the fourth quarter of 2025, the Company changed its rounding presentation of these condensed consolidated financial statements to the nearest thousands, except share or per share data or as otherwise indicated. The accompanying notes to the financial statements are denominated in millions of dollars. The change in rounding presentation has been applied to all prior year amounts presented. In certain circumstances, this change adjusted previously reported balances, however, these changes were not significant, and no other changes were made to previously reported financial information. Additionally, certain columns and rows within the financial statements and tables presented may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by management include the fair value of stock-based awards issued. Estimates are based on historical experience, where applicable and other assumptions believed to be reasonable by management. Actual results could differ materially from those estimates.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the 2025 Annual Report on Form 10-K. There have been no material changes to these accounting policies, except as noted below.

Revenue Recognition

The following table summarizes revenue from contracts with customers disaggregated by product for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
WiSE CRT System	$2,320	$-
Surgical tool kits	20	-
Battery replacements	22	-
Total revenue	$2,362	$-

Deferred revenue

The timing of revenue recognition for WiSE CRT System and battery replacements differ from the timing of invoicing to customers. The Company invoices customers upon shipment or delivery of WiSE and battery replacements to the customer, while the revenue is recognized upon completion of the procedure. Therefore, the Company recognizes a contract liability resulting from the timing of revenue recognition and invoicing. Deferred revenue is equivalent to billings for WiSE performance obligations that are unsatisfied as of the balance sheet date. The Company expects to recognize revenue from these unfulfilled performance obligations within one year or less. The movement in the deferred revenue balance during the three ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$502	$-
Deferral of revenue	2,940	-
Recognition of revenue	(2,342)	-
Balance, end of period	$1,100	$-

Interest Income

The Company’s interest income was generated from its cash, cash equivalent, and marketable securities, including accretion of discounts. The following table provides a summary of the components of interest income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest income	$277	$419
Accretion of discount on marketable securities, net	137	214
Total interest income	$414	$633

Recently adopted accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted this ASU in the first quarter of 2026, on a prospective basis and elected the practical expedient for the calculation of current expected credit losses. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recently issued accounting pronouncements not yet adopted

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. ASU 2025-12 addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The update represents changes to the Codification that clarify, correct errors or make other improvements to a variety of topics. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The ASU is intended to clarify the applicability of interim reporting guidance and addresses the form and content of interim financial statements and interim disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, "Intangible - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software."  This ASU is intended to simplify the capitalization guidance by removing all references to software development project stages and introducing a more judgment-based approach. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed consolidated financial statements and related disclosures.

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

Note 4 - Cash, cash equivalents, and marketable securities

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets as of March 31, 2026 and March 31, 2025, to the total of such amounts as presented in the unaudited condensed consolidated statements of cash flows (in thousands):

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$6,558	$8,899
Restricted cash, noncurrent	2,604	2,604
Total cash, cash equivalents, and restricted cash	$9,162	$11,503

Cash, cash equivalents, and marketable securities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$3,251	$1,386
Money market funds	3,307	4,408
Total cash and cash equivalents	$6,558	$5,794
Marketable securities, short-term:
Asset backed securities	$1,008	$1,012
Commercial paper	1,783	9,125
Corporate bonds	12,672	18,171
US Treasury securities	7,852	19,087
Total marketable securities, short-term	$23,315	$47,395
Marketable securities, long-term:
Asset backed securities	$1,006	$1,011
Total marketable securities, long-term	$1,006	$1,011
Total cash, cash equivalents, and marketable securities	$30,879	$54,200

During the three-month period ended March 31, 2026 and 2025, marketable securities were sold or matured for proceeds of $24.2 million and $18.0 million, respectively. The Company recorded an immaterial amount of realized gain during the for the three months ended March 31, 2026 and 2025. See Note 5, “Fair value measurements” for additional information regarding the fair value of cash equivalents and marketable securities.

The following tables summarizes the unrealized gains and losses related to the Company’s available-for-sale marketable securities, by major security type, as of March 31, 2026 and December 31, 2025 (in thousands):

	As of March 31, 2026
	Amortized	Unrealized	Unrealized
	Cost	Gains	(losses)	Fair Value
Marketable securities
Asset backed securities	$2,015	$-	$(1)	$2,014
Commercial paper	1,783	-	-	1,783
Corporate bonds	12,670	3	(1)	12,672
US Treasury securities	7,848	4	-	7,852
Total marketable securities	$24,316	$7	$(2)	$24,321

	As of December 31, 2025
	Amortized	Unrealized	Unrealized
	Cost	Gains	(losses)	Fair Value
Marketable securities
Asset backed securities	$2,022	$1	$-	$2,023
Commercial paper	9,120	5	-	9,125
Corporate bonds	18,148	23	-	18,171
US Treasury securities	19,062	25	-	19,087
Total marketable securities	$48,352	$54	$-	$48,406

The following table shows the unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of March 31, 2026 and December 31, 2025, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of March 31, 2026
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$2,014	$(1)	$-	$-	$2,014	$(1)
Commercial paper	1,190	-	-	-	1,190	-
Corporate bonds	4,572	(1)	-	-	4,572	(1)
US Treasury Securities	352	-	-	-	352	-
Total	$8,128	$(2)	$-	$-	$8,128	$(2)

	As of December 31, 2025
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,000	$-	$-	$-	$1,000	$-
Corporate Bonds	298	-	-	-	298	-
Total	$1,298	$-	$-	$-	$1,298	$-

The contractual maturities of the Company’s marketable securities as of March 31, 2026, were as follows (in thousands):

Fair Value
One year or less	$23,315
Two years to three years	1,006
Total minimum payments	$24,321

Note 5 - Fair value measurement

Management’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of financial assets and liabilities and their placement within the three-tier fair value hierarchy. As of March 31, 2026 and December 31, 2025, the fair value measurement of the Company’s financial assets measured on a recurring basis were as follows (in thousands):

	Fair Values as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$3,307	$-	$-	$3,307
Marketable securities
Asset backed securities	-	2,014	-	2,014
Commercial paper	-	1,783	-	1,783
Corporate bonds	-	12,672	-	12,672
US Treasury securities	-	7,852	-	7,852
Total	$3,307	$24,321	$-	$27,628

	Fair Values as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$4,408	$-	$-	$4,408
Marketable securities
Asset backed securities	-	2,023	-	2,023
Commercial paper	-	9,125	-	9,125
Corporate bonds	-	18,171	-	18,171
US Treasury securities	-	19,087	-	19,087
Total	$4,408	$48,406	$-	$52,814

In the Company’s unaudited condensed consolidated balance sheets, the carrying values of accounts and other receivables, other assets, accounts payable and accrued expenses approximated their fair values due to the nature and relatively short maturities. The fair value of debt approximates its carrying value as it is variable rate debt or has relatively short maturities. There are no other financial assets and liabilities that require fair value hierarchy measurements and disclosures for the periods presented.

Note 6 - Condensed consolidated balance sheet components

Accounts and other receivables, net

Accounts and other receivables includes amounts due from sales of Company’s product to customers, sales of materials to contract manufacturers, and reimbursements for leasehold improvements. Accounts and other receivables, net were as follows as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Trade receivables	$2,144	$452
Non-trade receivables	435	154
Reimbursement for leasehold improvements	2,573	1,714
Accounts and other receivables	5,152	2,320
Less: provision for credit losses	-	-
Accounts and other receivables, net	$5,152	$2,320

During the three months ended March 31, 2026 and 2025, the Company recorded no provision for credit losses.

Inventory

Inventory consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Raw materials	$2,488	$2,019
Work in process	9,455	9,168
Finished goods	4,607	4,466
Inventory	$16,550	$15,653

Inventory – current	$15,492	$13,789
Inventory – noncurrent	$1,058	$1,864

Property and equipment, net

Property and equipment consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Equipment	$4,169	$3,300
Computer software	596	560
Leasehold improvements	554	554
Construction in progress	6,802	4,289
Total property and equipment	12,121	8,703
Less accumulated depreciation and amortization	(3,351)	(3,226)
Total property and equipment, net	$8,770	$5,477

As of March 31, 2026 and December 31, 2025, construction in progress pertains to tenant improvements for the Company’s new corporate headquarters, laboratory, and manufacturing facility in Santa Clara, California. Depreciation and amortization expense for the three months ended March 31, 2026 and 2025, was $0.1 million and $0.1 million, respectively. There were no impairments recorded during the three months ended March 31, 2026 and 2025.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accrued compensation and related liabilities	$2,925	$4,049
Accrued development expenses	288	354
Accrued warranty reserves	102	185
Deferred revenue	1,100	502
Accrued other expenses	587	515
Accrued expenses and other liabilities	$5,002	$5,605

Changes in accrued warranty reserves were as follows during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning of period	$240	$692
Warranty reserve accrued during the period	84	-
Settlement of warranty claims	(83)	(166)
End of period	$241	$526

Warranty reserve - current	$102	$526
Warranty reserve - noncurrent	$139	$-

Note 7 – Leases

The Company has an operating lease for its corporate headquarters and laboratory space, located in Sunnyvale, California, with an original lease period expiring June 30, 2024. In January 2024, the Company signed an addendum to the operating lease, extending the expiration of the lease through June 30, 2025. In March 2024, the Company signed an additional addendum to the operating lease, extending the expiration of the lease through December 31, 2025. In July 2024, the Company signed an additional addendum to the operating lease, extending the expiration of the lease through December 31, 2026. In April 2025, the Company signed an addendum to lease additional office space on a short-term basis in an adjacent office space. The Company accounted for the modification as a separate contract and will recognize associated lease payments in net loss over the lease term.

In January 2025, the Company executed an operating lease for its new corporate headquarters, laboratory and manufacturing facility in Santa Clara, California. The term of the lease commenced on January 17, 2025, the date on which the landlord made the property available to the Company for the purpose of constructing leasehold improvements that will remain the property of the Company during lease term. As a result of entering into this lease agreement, the Company recorded a right-of-use asset and corresponding lease liability of $12.9 million, net of the tenant improvement allowance of $4.1 million on the commencement date. Tenant improvement allowance was fully utilized as of March 31, 2026, of which, to date, the Company received reimbursements totaling $1.5 million. The Company expects to receive additional reimbursements of $2.6 million associated with this tenant improvement allowance, which were included in accounts and other receivables on the Company’s unaudited condensed consolidated balance sheets. Lease payments began in January 2026. The lease provides for a term of 132 months and includes an option to extend the lease for an additional five years, which was used in the calculation of the right of use asset and lease liability, as the Company is reasonably certain that the option will be exercised. The Company determined the probability of the exercise of a lease extension option based on its long-term strategic business outlook, significant leasehold improvements that are expected to have significant economic value to the Company, and costs relating to signing a new lease, among other factors.

Amounts reported in the unaudited condensed consolidated balance sheets for operating leases in which the Company is the lessee as of March 31, 2026 and December 31, 2025, were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Right of use operating lease asset	$12,263	$12,613
Operating lease liability, current	1,097	1,182
Operating lease liability, noncurrent	17,397	16,520
Weighted-average remaining lease term	15.61 years	15.71 years
Weighted-average discount rate	6.36%	6.40%

The following table presents the components of lease costs in our unaudited condensed consolidated statements of operations for three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease costs	$654	$572
Variable lease costs	152	33
Short-term lease costs	29	9
Total lease expense	$835	$614

Future lease payments for non-cancellable operating leases as of March 31, 2026, were as follows (in thousands):

Years Ending December 31,
2026 (remaining nine months)	$918
2027	936
2028	1,294
2029	1,708
2030	1,791
Thereafter	23,838
Total undiscounted lease payments	30,485
Less: effects of discounting	(11,991)
Total operating lease liabilities	$18,494

Note 8 - Notes payable

At March 31, 2026 and December 31, 2025, notes payable consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Notes payable, current
Current portion of notes payable	$-	$-
Notes payable, noncurrent
Long-term portion of notes payable	41,800	41,800
Less: unamortized deferred loan costs	(258)	(311)
Less: unamortized discount	(502)	(603)
Notes payable, noncurrent, net	$41,040	$40,886
Total notes payable, net	$41,040	$40,886

The following table presents information regarding the Company’s notes payable principal repayment obligations as of March 31, 2026 (in thousands):

Years Ended December 31,
2026	$-
2027	41,800
Total minimum payments	$41,800

Runway Growth Finance Corp

On June 30, 2022, the Company entered into a loan and security agreement with Runway Growth Finance Corp. The debt is secured against substantially all assets of the Company, except for the Company’s intellectual property but includes all proceeds from the sale of intellectual property. As of March 31, 2026 and December 31, 2025, the outstanding principal balance was $41.8 million and $41.8 million, respectively.

Interest on the term loan accrues on the principal amount outstanding at a floating per annum rate equal to the greater of the rate of interest noted in The Wall Street Journal Money Rates section, as the “Prime Rate” or 4.00% plus a margin of 4.9% and is payable monthly in arrears and shall be computed on the basis of a 360-day year for the actual number of days elapsed. The Company is required to make interest only payments from July 2022 to May 2027. The note payable has a maturity date of June 15, 2027, at which time any unpaid interest, outstanding principal balance, and a final payment of 4.5% of the original principal amount borrowed shall be due in full. If the Company repays the loan prior to maturity, the Company will be required to pay a prepayment fee of 0.5% of the outstanding principal balance. The Company is also required to pay a 3% success fee of the funded principal amount of the term loan at the time of a liquidity event, as defined in the loan and security agreement. The success fee is enforceable within 10 years from the execution date of the agreement.

The Company has accounted for the final payment of $1.8 million as a discount of the note that will be amortized over the life of the loan using the effective interest method. Amortization of the discount was $0.1 million and $0.1 million for the three-month period ended March 31, 2026 and 2025, respectively. This amount was recorded as additional interest expense in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the note has been shown net of unamortized discounts of $0.5 million and $0.6 million, respectively.

The Company incurred loan costs of $1.0 million, which are being amortized over the life of the loan using the effective interest method. Amortization of loan costs was $0.1 million and $0.1 million for the three-month period ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and December 31, 2025, the note has been shown net of unamortized loan costs of $0.3 million and $0.3 million, respectively.

The Company is subject to customary financial and reporting covenants under the loan and security agreement. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all debt covenants.

Note 9 - Convertible preferred stock

As of March 31, 2026 and December 31, 2025, 10,000,000 shares of convertible preferred stock were authorized, of which no shares were issued or outstanding.

Note 10 - Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, no dividends have been declared.

As of March 31, 2026 and December 31, 2025, 600,000,000 shares were authorized, of which 45,055,736 shares and 45,025,917 shares, respectively, were outstanding. See Note 1, “Business and organization – Reverse stock split” for additional information regarding the Reverse Stock Split that was effective April 1, 2026.

The Company completed its initial public offering and began trading on the ASX on November 24, 2021, under the symbol “EBR”. The ASX uses a Clearing House Electronic Subregister System (“CHESS”) for the clearance and settlement of trades on the ASX. The State of Delaware does not recognize the CHESS system of holding securities or electronic transfers of legal title to shares. To enable companies to have their securities cleared and settled electronically through CHESS, CDIs are issued. CDIs are units of beneficial ownership in shares and are traded in a manner similar to shares of Australian companies listed on the ASX. The legal title to the shares are held by a depository, CHESS Depositary Nominees (“CDN’), which is a wholly owned subsidiary of the ASX, and is an approved general participant of ASX Settlement.

Additionally, the Company has reserved the following shares of common stock for issuance as of March 31, 2026:

Common stock warrants	1,947,853
2013 Equity Incentive Plan	1,611,890
2021 Equity Incentive Plan	3,673,015
Outside of 2021 Equity Incentive Plan	89,758
Total shares of common stock reserved for issuance	7,322,516

Note 11 - Stock-based compensation

The Company and its stockholders adopted the 2013 Equity Incentive Plan (the “2013 Plan”) June 18, 2013, which reserved shares of the Company’s common stock for the granting of incentive and nonqualified stock options to employees, directors, and consultants. On October 14, 2021, the Company replaced the 2013 Plan with the 2021 Equity Incentive Plan (the “2021 Plan”) in connection with its initial public offering. Under the 2021 Plan, 3,673,015 shares of common stock are reserved. The Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over four years and expire no later than 10 years from the date of grant. The Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including: i) the number of shares of common stock subject to the option; ii) when the option becomes exercisable; iii) the option exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant; and iv) the duration of the option, which may not exceed 10 years.

As of March 31, 2026, options to purchase a total of 3,100,009 shares of common stock remained outstanding and 573,006 shares remain available for grant under the 2021 Plan and 89,758 remained outstanding outside of the 2021 Plan. As of March 31, 2026, options to purchase a total of 1,611,890 shares of common stock remained outstanding under the 2013 Plan. As of March 31, 2026, no shares of common stock remain available for grant under the 2013 Plan.

Stock option activity for the three-month period ended March 31, 2026, was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	4,810,761	$4.91	6.76
Granted	64,400	5.13
Cancelled	(44,931)	6.37
Exercised	(28,573)	4.62
Outstanding as of March 31, 2026	4,801,657	$4.91	6.54

Vested and expected to vest as of March 31, 2026	4,801,657	$4.91	6.54
Exercisable as of March 31, 2026	3,225,978	$3.83	5.48

The fair value of the options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, an assumed risk-free interest rate and expected dividends. The Company uses the simplified calculation of expected life and volatility is derived from the combination of the average historical stock volatilities of several publicly traded companies with characteristics similar to those of the Company, and on the Company’s stock price, as quoted on the ASX. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses the straight-line method for expense attribution. The weighted-average grant-date fair values of stock options granted during the three months ended March 31, 2026 and 2025, was $3.23 per share and $6.38 per share, respectively.

The following assumptions were used to calculate the grant-date fair value of employee stock options granted during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Expected term (in years)	6.08	5.53 – 6.08
Expected volatility	65.31% - 65.50%	65.27% - 65.73%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.72% - 4.11%	4.09% - 4.47%

The following table presents classification of stock-based compensation expense within the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$36	$-
Research and development	275	244
General and administrative	596	261
Total	$907	$505

As of March 31, 2026, there was $8.7 million of unamortized stock-based compensation cost, related to unvested stock options which is expected to be recognized over a weighted-average period of 2.58 years.

Note 12 - Warrants

The following warrants were outstanding as of March 31, 2026 and December 31, 2025:

	Shares of Common Stock Issuable for Outstanding Warrants as of
Warrant Issuance	March 31, 2026	December 31, 2025	Exercise Price	Expiration Date
June 30, 2016	3,639	3,639	$8.20	June 30, 2026
October 30, 2017	195,061	195,061	$4.10	October 29, 2027
February 28, 2018	23,418	23,418	$8.20	February 28, 2028
August 26, 2019	443,790	443,790	$5.90	August 26, 2029
March 13, 2020	442,294	442,294	$5.90	March 13, 2030
March 25, 2020	44,150	44,150	$1.40	March 24, 2030
February 12, 2021	173,205	173,205	$5.90	February 12, 2031
June 25, 2021	288,721	288,721	$5.90	June 25, 2031
August 16, 2021	22,427	22,427	$5.90	June 25, 2031
October 4, 2021	311,148	311,148	$5.90	October 4, 2031
Total	1,947,853	1,947,853

As of March 31, 2026, the weighted-average exercise price of outstanding warrants was $5.64, with a weighted-average remaining contractual life of 4.09 years.

Note 13 - Income taxes

During the three months ended March 31, 2026 and 2025, the Company does not have an income tax benefit or expense. The Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. Valuation allowances are recorded when the expected realization of the deferred tax assets does not meet a “more likely than not” criterion. Realization of the Company’s deferred tax assets are dependent upon the generation of future taxable income, the amount and timing of which are uncertain.

The Company’s effective tax rate was 0% for the three months ended March 31, 2026 and 2025. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets, state and foreign tax benefits, research and development tax credits, and other non-deductible expenses.

During the three-month period ended March 31, 2026, there were no material changes to the Company’s uncertain tax positions.

The One Big Beautiful Bill Act (“OBBA”) includes significant U.S. tax provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates from 2025 through 2027. The Company continues to monitor any new tax laws and notes those effective in 2026 do not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2026.

Note 14 - Net loss per share

The following tables sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator – basic & diluted:
Net loss attributable to common stockholders, basic and diluted	$(17,074)	$(10,554)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	45,038,351	37,254,117

Net loss per share attributable to common stockholders, basic and diluted	$(0.38)	$(0.28)

The following potentially dilutive shares were not included in the calculation of diluted shares outstanding for the periods presented as the effect would have been anti-dilutive as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Outstanding warrants	1,947,853	1,978,938
Outstanding stock options	4,801,657	4,036,616
Total dilutive shares	6,749,510	6,015,554

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

The following table summarizes the Company's revenue by geography for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$2,359	$-
International	3	-
Total Revenue	$2,362	$-

The following table disaggregates amounts that comprise research and development, and selling, general and administrative expenses within the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Engineering and development	$3,989	$3,257
Clinical and regulatory	2,428	2,162
Total research and development	$6,417	$5,419

Sales and marketing	$6,148	$1,489
General and administrative	3,791	2,874
Total selling, general and administrative	$9,939	$4,363

The segment's net loss equals the Company’s net loss as presented in the unaudited condensed consolidated statements of operations. Other segment items within net loss include interest expense, interest income, and loss on foreign currency at the consolidated level.

Note 16 - Commitments and contingencies

Purchase commitments

The Company purchases raw materials, manufacturing equipment, and various services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help ensure an adequate supply of certain items, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements over the term of the agreement. In certain instances, our purchase agreements allow us to cancel, reschedule, or adjust our purchase requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our purchase commitments are firm and non-cancelable. As of March 31, 2026, the Company’s obligations under such arrangements were approximately $14.0 million.

Cybersecurity

The Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on or around February 13, 2026. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had a material impact on its overall financial condition or results of operations, its evaluation and response to this incident are ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of March 31, 2026, incurred cybersecurity expenses limited to the Company’s insurance deductibles have been recorded and reflected within the Company’s unaudited condensed consolidated financial statements and such amounts are not material.

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

Note 17 – Subsequent events

See Note 1 – Business and organization – “Reverse stock split”

On May 6, 2026, stockholders approved the addition of 1,801,036 shares of common stock, as adjusted for the Reverse Stock Split, to the number of shares of common stock reserved for issuance under the 2021 Plan, by operation of the “evergreen” provision set forth in the 2021 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and other information included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025. In addition to historical data, this discussion contains forward-looking statements about our business, ability to continue as a going concern, ability to successfully commercialize our WiSE CRT System, results of operations, cash flows, financial condition and prospects based on current expectations that involve risks, uncertainties, assumptions, and other important factors. Our actual results could differ materially from such forward-looking statements. Factors that could cause or contribute to those differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "potential," "seek," "should," "will," "would," and similar expressions to identify forward-looking statements.

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

Financial overview

Our WiSE CRT System received approval from the FDA for commercial distribution in April 2025, and we began commercializing WiSE during the second quarter of 2025. During the three months ended March 31, 2026, we had 41 commercial implants at 19 hospitals in the US, and recognized revenue of $2.4 million. An additional 22 physicians were trained to implant the WiSE CRT System, and 16 additional purchase agreements were signed with target LMR sites during the three months ended March 31, 2026. The commercial potential of and our ability to successfully commercialize WiSE is unproven and will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations.

Since inception, we have incurred significant net losses and expect to continue to incur net losses until we are able to generate sufficient revenue. Since our inception, our operations have been financed primarily by net proceeds from the sale of our CDIs, common stock, convertible preferred stock, and indebtedness. As of March 31, 2026, we had $30.9 million in cash, cash equivalents, and marketable securities and an accumulated deficit of $419.3 million. For a more comprehensive discussion see “Liquidity and Capital Resources” and “Future Funding Requirements” below.

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

Components of our Consolidated Results of Operations

Revenue

We derive most of our revenue from sales of WiSE to the hospital facilities that implant our WiSE CRT System. We recognize revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. Specifically, revenue from the sale of WiSE is recognized at an amount that reflects the expected consideration upon notice that our products have been used in a surgical procedure. Our revenue fluctuates primarily based on the volume of procedures performed. Our revenue is expected to continue to fluctuate in the future from quarter-to-quarter due to a variety of factors, including the success of our sales force in expanding adoption of WiSE in new hospitals and the number of physicians who are aware of and implant WiSE.

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

Critical Accounting Estimates

Our critical accounting estimates are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to our critical accounting estimates since December 31, 2025.

Recent Accounting Pronouncements

See the sections titled “Recently adopted accounting pronouncements” and “Recently issued accounting pronouncements not yet adopted” in Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

We present Adjusted EBITDA in this filing because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance. Period-to-period comparison of Adjusted EBITDA helps our management identify additional trends in our company’s financial results that may not be shown solely by period-to-period comparison of net loss. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net loss, helps investors make comparisons between our company and other companies that may have different capital structures, different capitalized asset values, different forms of employee compensation and different strategic nonrecurring projects. Adjusted EBITDA has its limitations as an analytical tool because of the excluded items, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect interest expense and interest income because these items are not directly attributable to the performance of our business operations and may vary over time due to financing transactions that we have entered into or may enter into in the future.
•	Adjusted EBITDA does not reflect certain non-cash items, including depreciation and amortization, and stock-based compensation expense. We believe that excluding the effect of these expenses from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our company’s operating performance because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

A reconciliation between net loss and adjusted EBITDA is presented below:

	Three Months Ended March 31,
(in thousands)	2026	2025
Reconciliation of net loss to non-GAAP Adjusted EBITDA
Net loss	$(17,074)	$(10,554)
Interest expense, net	902	764
Depreciation and amortization	125	79
Stock-based compensation (a)	907	505
Adjusted EBITDA	$(15,140)	$(9,206)

(a)	Represents non-cash expense associated with our share-based payments.

Results of Operations

Comparison of the Three Months Ended March 31, 2026, to the Three Months Ended March 31, 2025

We recorded a net loss of $17.1 million in the three-month period ended March 31, 2026, an increase of $6.5 million, or 61.8%, from the three-month period ended March 31, 2025. The increased loss in 2026 was due to an increase in selling, general and administrative expenses, and research and development expenses, as discussed below. Other (expense), net also increased in 2026, primarily due to a decrease in interest income, as discussed below.

The following table summarizes our operating results for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Revenue	$2,362	$-	$2,362	100.0%
Cost of goods sold	2,178	-	2,178	100.0%
Gross profit	184	-	184	100.0%
Operating expenses
Research and development	6,417	5,419	998	18.4%
Selling, general and administrative	9,939	4,363	5,576	127.8%
Total operating expenses	16,356	9,782	6,574	67.2%
Other (expense), net	(902)	(772)	(130)	16.8%
Loss before income tax	(17,074)	(10,554)	(6,520)	61.8%
Income tax expense	-	-	-	0.0%
Net Loss	$(17,074)	$(10,554)	$(6,520)	61.8%

We derive the majority of our revenue from sales to customers in the United States. International revenue is attributable to the battery replacements for clinical trial patients in the UK. Revenue by geography is based on the billing address of the customer.

The table below summarizes our revenue by geography:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
United States	$2,359	$-	$2,359	100.0%
International	3	-	3	100.0%
Total Revenue	$2,362	$-	$2,362	100.0%

Revenue, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Revenue	$2,362	$-	$2,362	100.0%
Cost of goods sold	2,178	-	2,178	100.0%
Gross profit	$184	$-	$184	100.0%
Gross margin	7.8%	-	7.8%	100.0%

Revenue and Cost of Goods Sold

Revenue and cost of goods sold was $2.4 million and $2.2 million, respectively, during the three-month period ended March 31, 2026, resulting from the Company completing commercial implants at nineteen hospitals in the US. There was no revenue or cost of goods sold during the three-month period ended March 31, 2025, resulting from the FDA approval of our WiSE CRT System in April 2025.

Gross Profit, and Gross Margin

Gross profit increased to $0.2 million, or 100% during the three-month period ended March 31, 2026, as compared to the three-month period ended March 31, 2025, resulting from the FDA approval of our WiSE CRT System in April 2025. Gross margin was 7.8% for the three-month period ended March 31, 2026. Our gross margin was positively affected and will continue to be affected in the near future by the use of inventory that was previously expensed during our clinical trial. Excluding the use of previously expensed inventory, we would have had a negative gross margin of 25.4%.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	Amount	%
Research and development expenses:
R&D personnel expense	$4,238	$4,183	$55	1.3%
Clinical expenses	623	393	230	58.5%
Quality assurance	176	86	90	104.7%
Contract manufacturing, materials & components	1,094	731	363	49.7%
Facility related and other expense	286	26	260	1000.0%
Total research and development expense	$6,417	$5,419	$998	18.4%

Research and development expenses increased by $1.0 million, or 18.4% during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily due to a $0.4 million increase in contract manufacturing, materials and components as a result of higher expenses related to research and development projects. Clinical expenses increased by $0.2 million as a result of higher expenses related to WiSE CRT post-approval study. Facility-related expenses increased by $0.3 million in support of our continuing expansion of research and development activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $5.6 million, or 127.8%, during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. Personnel-related expenses including salaries, bonuses, stock-based compensation and certain fringe benefits increased by $2.8 million as a result of the expansion of our workforce to support increased adoption of our WiSE CRT System. Travel-related expenses increased by $1.7 million due to increased travel to support our sales and marketing efforts. Professional fees increased by $0.4 million, primarily resulting from higher accounting and legal services fees. Facility-related and other expenses increased by $0.4 million, primarily resulting from the higher rent and common area maintenance costs for our new corporate headquarters and manufacturing facility. Corporate expenses increased by $0.2 million, primarily resulting from the higher expenses related to investor relations, and computer software licenses.

Other (expense) income, net

Other (expense) income, net increased by $0.2 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase primarily resulted from a $0.2 million decrease in interest income earned on investments in marketable securities, including the accretion of discounts on marketable securities.

Liquidity and Capital Resources

We manage our cash and capital structure to maximize shareholder return, maintain its financial condition and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements and future investments. As of March 31, 2026 and December 31, 2025, we had approximately $30.9 million and $54.2 million, respectively, in cash, cash equivalents, and marketable securities. Based on our cash, cash equivalents, and marketable securities as of March 31, 2026, and our expectation to generate operating losses and negative operating cash flows in the foreseeable future, there exists substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the date of this Form 10-Q.

Going concern consideration

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. For the three months ended March 31, 2026 and 2025, we incurred a net loss of $17.1 million and $10.6 million, respectively. During the three months ended March 31, 2026 and 2025, we had negative cash flows from operations of $20.3 million and $13.6 million, respectively. As of March 31, 2026, we had working capital of $42.0 million and accumulated deficit of $419.3 million. These factors raise substantial doubt about our ability to continue as a going concern. Until we are able to generate consistent and sufficient revenue from sales of our WiSE CRT System, our ability to continue as a going concern is dependent on our ability to raise additional capital through the issuance of additional common stock or borrowings from financial institutions. Our ability to obtain additional capital in the equity capital markets is subject to several factors, including market and economic conditions, our performance, and investor sentiment with respect to our company and our industry.

Loan and Security Agreements

On June 30, 2022, we entered into a loan and security agreement with Runway Growth Finance Corp. The debt is secured against substantially all of our assets, except for intellectual property, but includes all proceeds from the sale of intellectual property. The loan agreement provides three term loan tranches. We received the initial draw of $20.0 million in June 2022. We received positive interim analysis data, sufficient to proceed with the clinical trial and premarket approval submission to the U.S. Food and Drug Administration, which allowed us to draw the second tranche of $20.0 million in June 2023. The final tranche provided $10.0 million from the date of approval from the FDA for the WiSE CRT System and ended on June 30, 2024. We did not receive FDA approval by June 30, 2024, and therefore did not meet the draw requirements of the third and final tranche.

Interest on the term loan accrues on the principal amount outstanding at a floating per annum rate equal to the greater of the rate of interest noted in The Wall Street Journal Money Rates section, as the “Prime Rate” or 4.00% plus a margin of 4.9% and is payable monthly in arrears and shall be computed on the basis of a 360-day year for the actual number of days elapsed. We are required to make interest only payments from July 2022 to May 2027. The note payable has a maturity date of June 15, 2027, at which time any unpaid interest, outstanding principal balance, and a final payment of 4.5% of the original principal amount borrowed shall be due in full. If we repay the loan prior to maturity, we will be required to pay a prepayment fee of 0.5% of the outstanding principal balance. We are also required to pay a 3% success fee of the funded principal amount of the term loan at the time of a liquidity event, as defined in the loan and security agreement. The success fee is enforceable within 10 years from the execution date of the agreement.

As of March 31, 2026 and December 31, 2025, the outstanding principal balance was $41.8 million, which included the principal borrowings under tranche one and tranche two, as well as the final payment of 4.5% of the principal borrowings to date.

We are subject to customary financial and reporting covenants under the loan and security agreement. As of March 31, 2026 and December 31, 2025, we were in compliance with all debt covenants.

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

To date, we have not generated significant commercial product revenue. We will continue to require additional capital to successfully commercialize WiSE CRT System and fund operations for the foreseeable future. Our primary uses of cash are to fund our operations, which consist primarily of research and development expenses, manufacturing automation and scaleup, and selling, general and administrative expenses. We expect our expenses to continue to increase in connection with our ongoing activities as we continue to commercialize WiSE CRT System.

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

Contractual Obligations and Commitments

As of March 31, 2026, we had $0.4 million in operating lease obligations for our corporate headquarters and laboratory space located in Sunnyvale, California. Additionally, in January 2025, we entered into a new lease agreement for our new corporate headquarters, laboratory and manufacturing facility in Santa Clara, California, for which we had recorded $18.1 million in operating lease obligations as of March 31, 2026.

As of March 31, 2026, the outstanding principal balance under our loan and security agreement described above was $41.8 million, which included the principal borrowings under tranche one and tranche two, as well as the final payment of 4.5% of the principal borrowings to date.

In addition, we have agreements with suppliers and other parties to purchase inventory. Product inventory obligations consist primarily of purchase order commitments for raw materials and sub-assemblies used in the production of the WiSE CRT System. In certain instances, our purchase agreements allow us to cancel, reschedule, or adjust our purchase requirements based on our business needs prior to firm orders being placed. As of March 31, 2026, our obligations under such arrangements were approximately $14.0 million.

Working Capital

March 31, 2026, Compared to December 31, 2025

As of March 31, 2026, we had working capital of $42.0 million, comprised of current assets of $54.0 million and current liabilities of $12.0 million. Current assets, consisting of cash and cash equivalents, marketable securities, accounts and other receivables, inventory, prepaid expenses, and other current assets, decreased by $19.1 million as of March 31, 2026, compared to December 31, 2025. The capitalization of inventory resulted in a $1.7 million increase in working capital. An increase in accounts and other receivables, primarily due to the amounts outstanding from customers from sales of Company’s product, as well as the reimbursements for leasehold improvements, resulted in a $2.8 million increase in working capital as of March 31, 2026. Additionally, an increase in other current assets, primarily due to an increase in deferred costs of goods sold, which was offset by a decrease in deposits to vendors for the purchases of machinery and equipment for the new manufacturing facility, resulted in a $0.2 million increase in working capital as of March 31, 2026. These increases in current assets were offset by $0.5 million decrease in prepaid expenses, and a $23.3 million decrease in cash, cash equivalents and marketable securities which were used to support our working capital and capital expenditure requirements.

Current liabilities, consisting primarily of accounts payable, accrued liabilities, lease obligations, and interest payable, decreased by approximately $2.0 million as of March 31, 2026, compared to December 31, 2025. The decrease primarily resulted from a $1.3 million decrease in accounts payable, which was mainly due to the activity related to construction of leasehold improvements at the new corporate headquarters, as well as the purchases of raw materials. Accrued expenses decreased by approximately $0.6 million as of March 31, 2026, compared to December 31, 2025. The decrease primarily resulted from the payout of annual bonuses, which was partially offset by an increase in deferred revenue from sales of our WiSE CRT System. Additionally, operating lease liabilities decreased by approximately $0.1 million, which contributed to the overall decrease in current liabilities.

Cash Flows

March 31, 2026, Compared to March 31, 2025

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(20,251)	$(13,564)
Net cash provided by investing activities	20,882	17,906
Net cash provided by financing activities	132	242
Effect of exchange rate change on cash	1	1
Net change in cash and cash equivalents	$764	$4,585

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026, was $20.3 million, compared to $13.6 million during the three months ended March 31, 2025, representing an increase in use of $6.7 million. This increase is primarily attributed to an increase in net loss of $6.5 million, a decrease in cash from changes in working capital of $0.8 million, which were partially offset by an increase in non-cash adjustments of $0.6 million.

•	The increase in net loss of $6.5 million primarily resulted from increases in personnel costs, increases in professional fees, and decrease in interest income, as further described under “Results of Operations” above.
•	Non-cash items primarily consisted of decrease in accretion of discount on marketable securities of $0.1 million driven by fluctuating interest rates and maturity term, a $0.4 million increases in stock-based compensation due to new options issuance to new hires and existing employees, and a $0.1 million increase in the adjustment to lease amortization.
•	The decrease in changes from working capital activities primarily consisted of $2.5 million decrease in cash provided from accounts and other receivables primarily due to the timing of collections on reimbursable leasehold improvements and outstanding invoices from customers, a $0.4 million increase in cash used for deposits to vendors, and a $0.2 million increase in cash used from accounts payable and accrued expenses due to the timing of invoice payments. These decreases were partially offset by of $1.3 million decrease in use of cash for inventory purchases, and a $0.5 million decrease in use of cash for prepayments, and a $0.5 million increase in cash from the operating lease liability.

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026, was $20.9 million, compared to $17.9 million during the three months ended March 31, 2025, representing an increase in cash provided of $3.0 million. The increase was attributable to a $6.2 million increase in cash from the maturities and sales of marketable securities during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This change was partially offset by a $3.2 million increase in purchase of property and equipment during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026, was $0.1 million, compared to $0.2 million during the three months ended March 31, 2025, representing a decrease in cash provided of $0.1 million, which was primarily attributable to the proceeds from exercise of stock options.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information specified under this item.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part I, Item 1A. “Risk Factors” of our 2025 Annual Report. The risk factors described in our 2025 Annual Report, as well as other information set forth in this Quarterly Report on Form 10-Q, could materially adversely affect our business, financial condition, results of operations and prospects, and should be carefully considered. The risks and uncertainties that we face, however, are not limited to those described in the 2025 Annual Report. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed or furnished as part of this report:

Incorporated by Reference
Number	Description	Schedule/Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of EBR Systems, Inc.	10-K	3.1	3/18/2026

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of EBR Systems, Inc.	8-K	3.1	5/23/2025

3.3	Amended and Restated Bylaws of EBR Systems, Inc.	8-K	3.1	3/20/2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 11, 2026

