Form 10-Q
period 2026-06-30
EBR Systems, Inc.
filed 2026-08-11
CIK 1347123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, the registrant had 75,335,559 shares of common stock, par value $0.0001 per share, including shares underlying all issued and outstanding Chess Depository Interests (“CDIs”), outstanding.

EBR SYSTEMS, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EBR SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$59,350	$5,794
Marketable securities	26,590	47,395
Accounts and other receivables, net	2,893	2,320
Inventory	17,585	13,789
Prepaid expenses	1,643	2,490
Other current assets	2,089	1,323
Total current assets	110,150	73,111
Restricted cash, noncurrent	2,604	2,604
Property and equipment, net	9,195	5,477
Right of use operating lease asset	12,042	12,613
Marketable securities	1,003	1,011
Inventory, noncurrent	3,049	1,864
Other assets	632	546
TOTAL ASSETS	$138,675	$97,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,097	$7,049
Accrued expenses and other liabilities	5,499	5,605
Interest payable	195	212
Operating lease liability	1,036	1,182
Notes payable, current, net	41,196	-
Total current liabilities	52,023	14,048
Other liabilities	359	184
Operating lease liability	17,436	16,520
Notes payable, net	-	40,886
Total liabilities	69,818	71,638
Commitments and contingencies (Note 16)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 600,000,000 shares authorized, 75,330,559 and 45,025,917 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	8	5
Additional paid-in capital	504,673	426,852
Accumulated deficit	(436,743)	(402,216)
Accumulated other comprehensive income	919	947
Total stockholders' equity	68,857	25,588
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$138,675	$97,226

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$2,637	$170	$4,999	$170
Cost of goods sold	2,294	85	4,472	85
Gross profit	343	85	527	85
Operating expenses:
Research and development	6,620	5,951	13,037	11,370
Selling, general and administrative	10,120	5,265	20,059	9,628
Total operating expenses	16,740	11,216	33,096	20,998
Loss from operations	(16,397)	(11,131)	(32,569)	(20,913)
Other (expense) income:
Interest expense	(1,335)	(1,431)	(2,651)	(2,828)
Interest income	282	614	696	1,247
(Loss) on foreign currency	(3)	(19)	(3)	(28)
Total other (expense), net	(1,056)	(836)	(1,958)	(1,609)
Loss before income taxes	(17,453)	(11,967)	(34,527)	(22,522)
Income tax expense	-	-	-	-
Net loss	$(17,453)	$(11,967)	$(34,527)	$(22,522)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.35)	$(0.30)	$(0.73)	$(0.59)
Weighted-average number of common shares outstanding:
Basic and diluted	49,236,129	39,586,205	47,148,836	38,426,604

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(17,453)	$(11,967)	$(34,527)	$(22,522)
Other comprehensive (loss) income:
Change in unrealized loss on marketable securities	(10)	(8)	(59)	(19)
Foreign currency translation adjustments	(3)	11	31	11
Total other comprehensive (loss) income	(13)	3	(28)	(8)
Comprehensive loss	$(17,466)	$(11,964)	$(34,555)	$(22,530)

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Six Months Ended June 30, 2026

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Income	Equity
Balance at December 31, 2025	45,025,917	$5	$426,852	$(402,216)	$947	$25,588
Exercise of stock options	28,573	-	132	-	-	132
Stock-based compensation	-	-	907	-	-	907
Fractional share adjustment	1,246	-	-	-	-	-
Net loss	-	-	-	(17,074)	-	(17,074)
Other comprehensive loss	-	-	-	-	(15)	(15)
Balance at March 31, 2026	45,055,736	$5	$427,891	$(419,290)	$932	$9,538
Exercise of stock options	11,325	-	18	-	-	18
Stock-based compensation	-	-	936	-	-	936
Issuance of common stock, net of issuance costs	30,263,498	3	75,828	-	-	75,831
Net loss	-	-	-	(17,453)	-	(17,453)
Other comprehensive income	-	-	-	-	(13)	(13)
Balance at June 30, 2026	75,330,559	$8	$504,673	$(436,743)	$919	$68,857

	Six Months Ended June 30, 2025

					Accumulated
					Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Income	Equity
Balance at December 31, 2024	37,107,620	$4	$376,936	$(353,459)	$874	$24,355
Exercise of stock options	182,012	-	264	-	-	264
Stock-based compensation	-	-	505	-	-	505
Net loss	-	-	-	(10,554)	-	(10,554)
Other comprehensive loss	-	-	-	-	(11)	(11)
Balance at March 31, 2025	37,289,632	$4	$377,705	$(364,013)	$863	$14,559
Exercise of stock options	75,588	-	168	-	-	168
Stock-based compensation	-	-	704	-	-	704
Issuance of common stock, net of issuance costs	7,590,000	1	46,229	-	-	46,230
Net loss	-	-	-	(11,967)	-	(11,967)
Other comprehensive income	-	-	-	-	3	3
Balance at June 30, 2025	44,955,220	$5	$424,806	$(375,980)	$866	$49,697

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(34,527)	$(22,522)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation and amortization	409	197
Amortization of deferred loan costs and discount on notes payable	310	308
Lease amortization	572	583
Stock-based compensation	1,843	1,209
Loss on disposal of fixed assets	-	35
Accretion of discount on marketable securities	(86)	(324)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(573)	(1,657)
Inventory	(4,982)	(4,603)
Prepaid expenses	847	432
Other assets	(640)	146
Accounts payable	(1,774)	23
Accrued expenses and other liabilities	403	(528)
Interest payable	(17)	(18)
Operating lease liability	770	1,679
Net cash used in operating activities	(37,445)	(25,040)
Cash flows from investing activities
Purchase of property and equipment	(6,141)	(949)
Purchase of marketable securities	(22,208)	(9,369)
Maturities of marketable securities	38,291	24,809
Sales of marketable securities	4,757	4,311
Net cash provided by investing activities	14,699	18,802
Cash flows from financing activities
Repayment of notes payable	-	(37)
Proceeds from exercise of stock options	150	432
Proceeds from issuance of common stock	80,218	48,828
Payment of common stock issuance costs	(4,044)	(2,313)
Net cash provided by financing activities	76,324	46,910
Effect of exchange rate change on cash	(22)	7
Net change in cash, cash equivalents, and restricted cash	53,556	40,679
Cash, cash equivalents, and restricted cash, beginning of the period	8,398	6,918
Cash, cash equivalents, and restricted cash, end of the period	$61,954	$47,597

Supplemental disclosure of cash flow information
Cash paid for interest expense	$2,358	$2,538
Cash paid for income taxes	$2	$1

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment not yet paid	$82	$1,524
Accrued common stock issuance costs	$343	$286
Leased assets obtained in exchange for finance lease liability	$39	$-
Initial recognition of right of use asset and operating lease liability	$-	$12,838

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

The number of authorized shares of common stock remained at 600 million shares. As a result of the Reverse Stock Split, proportionate adjustments were made to the per share exercise price and/or the number of shares issuable upon the exercise or vesting of all outstanding stock options and warrants, which resulted in a proportional decrease in the number of shares of the Company’s common stock reserved for issuance upon exercise or vesting of such stock options and warrants and a proportional increase in the exercise price of all such stock options and warrants. The Company did not recognize any additional compensation expense as a result of the adjustment to outstanding stock options.

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

For the six months ended June 30, 2026 and 2025, the Company incurred a net loss of $34.5 million and $22.5 million, respectively. During the six months ended June 30, 2026 and 2025, the Company had negative cash flows from operations of $37.4 million and $25.0 million, respectively. As of June 30, 2026, the Company had working capital of $58.1 million and accumulated deficit of $436.7 million. The Company has $41.8 million of debt obligations coming due within the next twelve months.

Based on the Company’s cash, cash equivalents, and marketable securities as of June 30, 2026, and its expectation to generate operating losses and negative operating cash flows in the foreseeable future, as well as potential liquidity to become less than the $2.5 million required under its existing debt covenants during the next twelve months, there exists substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company was in compliance with its debt covenant as of June 30, 2026. Upon the occurrence of a breach of debt covenants, Runway Growth Finance Corp may, at its option, declare all obligations immediately due and payable.

In an effort to alleviate these conditions, the Company will need to raise capital through the issuance of additional common stock or borrowings from financial institutions. The Company has received an irrevocable commitment to purchase 92,105,270 CDIs, representing 9,210,527 shares of common stock, at a purchase price of $0.38 Australian dollars (“A$”) per CDI (A$3.80 per share of common stock), from BCP3 Pty Ltd, a related party of Dr. Chris Nave, a non-executive director of the Company, subject to shareholder approval at the Special Meeting of Stockholders to be held on August 18, 2026. In addition, the Company expects to refinance its long-term debt obligations prior to scheduled maturity date. As the Company seeks additional sources of financing, no assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, or at all. The unaudited condensed consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. See Note 10 “Common stock” for additional information on the conditional placement of shares of common stock to BCP3 Pty Ltd.

Note 3 - Summary of significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of our unaudited condensed consolidated financial position as of June 30, 2026, unaudited condensed consolidated results of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025, and unaudited condensed consolidated cash flows for the six months ended June 30, 2026 and 2025. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2026, are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2026.

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

Revenue Recognition

The following table summarizes net sales from contracts with customers disaggregated by product for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
WiSE CRT System	$2,616	$146	$4,936	$146
Surgical tool kits	16	4	36	4
Battery replacements	13	20	35	20
Sales	2645	170	5007	170
Less rebates	(8)	-	(8)	-
Net sales	$2,637	$170	$4,999	$170

The Company offers volume rebates to certain group purchasing organizations (“GPOs”). Volume rebates offered to customers are recorded as a reduction to sales and an obligation to the customer, which is recorded as accounts payable, as the amounts are expected to be paid within thirty days of the end of the quarter. Due to the introduction of rebate agreements, the Company changed the caption from “Revenue” to “Net sales” in its condensed consolidated statements of operations and related disclosures during the three and six months ended June 30, 2026 and 2025.

Deferred revenue

The timing of revenue recognition for WiSE CRT System and battery replacements differ from the timing of invoicing to customers. The Company invoices customers upon shipment or delivery of WiSE and battery replacements to the customer, while the revenue is recognized upon completion of the procedure. Therefore, the Company recognizes a contract liability resulting from the timing of revenue recognition and invoicing. Deferred revenue is equivalent to billings for WiSE performance obligations that are unsatisfied as of the balance sheet date. The Company expects to recognize revenue from these unfulfilled performance obligations within one year or less. The movement in the deferred revenue balance during the three and six months ended June 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,100	$-	$502	$-
Deferral of revenue	2,721	263	5,661	263
Recognition of revenue	(2,629)	(166)	(4,971)	(166)
Balance, end of period	$1,192	$97	$1,192	$97

Interest Income

The Company’s interest income was generated from its cash, cash equivalent, and marketable securities, including accretion of discounts. The following table provides a summary of the components of interest income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income	$333	$504	$610	$923
(Amortization of premium) accretion of discount on marketable securities, net	(51)	110	86	324
Total interest income	$282	$614	$696	$1,247

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

Note 4 - Cash, cash equivalents, and marketable securities

Cash, cash equivalents, and marketable securities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents:
Cash	$30,104	$1,386
Corporate bonds	1,376	-
Money market funds	27,870	4,408
Total cash and cash equivalents	$59,350	$5,794
Marketable securities, short-term:
Asset backed securities	$1,005	$1,012
Commercial paper	6,814	9,125
Corporate bonds	12,807	18,171
US Treasury securities	5,964	19,087
Total marketable securities, short-term	$26,590	$47,395
Marketable securities, long-term:
Asset backed securities	$1,003	$1,011
Total marketable securities, long-term	$1,003	$1,011
Total cash, cash equivalents, and marketable securities	$86,943	$54,200

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets as of June 30, 2026 and 2025, to the total of such amounts as presented in the unaudited condensed consolidated statements of cash flows (in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$59,350	$44,993
Restricted cash, noncurrent	2,604	2,604
Total cash, cash equivalents, and restricted cash	$61,954	$47,597

During the six months ended June 30, 2026 and 2025, marketable securities were sold or matured for proceeds of $43.0 million and $29.1 million, respectively. The Company recorded an immaterial amount of realized gain during the three and six months ended June 30, 2026 and 2025. See Note 5, “Fair value measurements” for additional information regarding the fair value of cash equivalents and marketable securities.

The following tables summarizes the unrealized gains and losses related to the Company’s available-for-sale marketable securities, by major security type, as of June 30, 2026 and December 31, 2025 (in thousands):

	As of June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized (losses)	Fair Value
Marketable securities
Asset backed securities	$2,008	$-	$-	$2,008
Commercial paper	6,815	-	(1)	6,814
Corporate bonds	12,809	1	(3)	12,807
US Treasury securities	5,965	-	(1)	5,964
Total marketable securities	$27,597	$1	$(5)	$27,593

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized (losses)	Fair Value
Marketable securities
Asset backed securities	$2,022	$1	$-	$2,023
Commercial paper	9,120	5	-	9,125
Corporate bonds	18,148	23	-	18,171
US Treasury securities	19,062	25	-	19,087
Total marketable securities	$48,352	$54	$-	$48,406

The following table shows the unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of June 30, 2026 and December 31, 2025, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of June 30, 2026
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$3,561	$(1)	$-	$-	$3,561	$(1)
Corporate bonds	11,013	(3)	-	-	11,013	(3)
US Treasury Securities	5,355	(1)	-	-	5,355	(1)
Total	$19,929	$(5)	$-	$-	$19,929	$(5)

	As of December 31, 2025
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,000	$-	$-	$-	$1,000	$-
Corporate Bonds	298	-	-	-	298	-
Total	$1,298	$-	$-	$-	$1,298	$-

Contractual maturities of the Company’s marketable securities as of June 30, 2026, were as follows (in thousands):

Fair Value
One year or less	$26,590
Two years to three years	1,003
Total minimum payments	$27,593

Note 5 – Fair value measurement

Management’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of financial assets and liabilities and their placement within the three-tier fair value hierarchy. As of June 30, 2026 and December 31, 2025, the fair value measurement of the Company’s financial assets measured on a recurring basis were as follows (in thousands):

	Fair Values as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$27,870	$-	$-	$27,870
Corporate bonds	1,376	-	-	1,376
Marketable securities
Asset backed securities	-	2,008	-	2,008
Commercial paper	-	6,814	-	6,814
Corporate bonds	-	12,807	-	12,807
US Treasury securities	-	5,964	-	5,964
Total	$29,246	$27,593	$-	$56,839

	Fair Values as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$4,408	$-	$-	$4,408
Marketable securities
Asset backed securities	-	2,023	-	2,023
Commercial paper	-	9,125	-	9,125
Corporate bonds	-	18,171	-	18,171
US Treasury securities	-	19,087	-	19,087
Total	$4,408	$48,406	$-	$52,814

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

Note 6 - Condensed consolidated balance sheet components

Accounts and other receivables, net

Accounts and other receivables includes amounts due from sales of Company’s product to customers, sales of materials to contract manufacturers, and reimbursements for leasehold improvements. Accounts and other receivables, net were as follows as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Trade receivables	$1,263	$452
Non-trade receivables	423	154
Reimbursement for leasehold improvements	1,207	1,714
Accounts and other receivables	2,893	2,320
Less provision for credit losses	-	-
Accounts and other receivables, net	$2,893	$2,320

During the three and six months ended June 30, 2026 and 2025, the Company recorded no provision for credit losses.

Inventory

Inventory consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Raw materials	$2,916	$2,019
Work in process	13,632	9,168
Finished goods	4,086	4,466
Inventory	$20,634	$15,653

Inventory – current	$17,585	$13,789
Inventory – noncurrent	$3,049	$1,864

The Company’s non-current inventory consist of raw materials and work in process that are expected to be sold or consumed beyond the next twelve months.

Property and equipment, net

Property and equipment consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Equipment	$5,821	$3,300
Computer software	604	560
Leasehold improvements	5,297	554
Construction in progress	1,108	4,289
Total property and equipment	12,830	8,703
Less accumulated depreciation and amortization	(3,635)	(3,226)
Total property and equipment, net	$9,195	$5,477

As of June 30, 2026 and December 31, 2025, construction in progress pertains to tenant improvements and manufacturing equipment, not yet available for use for the Company’s new corporate headquarters, laboratory, and manufacturing facility in Santa Clara, California. Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $0.3 million and $0.1 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was $0.4 million and $0.2 million, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accrued compensation and related liabilities	$3,688	$4,049
Accrued development expenses	352	354
Accrued warranty reserves	99	185
Deferred revenue	1,192	502
Finance lease liability, current	10	-
Accrued other expenses	158	515
Accrued expenses and other liabilities	$5,499	$5,605

Changes in accrued warranty reserves were as follows for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Beginning of period	$241	$526	$240	$692
Warranty reserve accrued during the period	134	17	218	17
Settlement of warranty claims	(48)	(107)	(131)	(273)
End of period	$327	$436	$327	$436

Warranty reserve - current	$99	$426	$99	$426
Warranty reserve - noncurrent	$228	$10	$228	$10

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

In January 2025, the Company executed an operating lease for its new corporate headquarters, laboratory and manufacturing facility in Santa Clara, California. The term of the lease commenced on January 17, 2025, the date on which the landlord made the property available to the Company for the purpose of constructing leasehold improvements that will remain the property of the Company during the lease term. As a result of entering into this lease agreement, the Company recorded a right-of-use asset and corresponding lease liability of $12.9 million, net of the tenant improvement allowance of $4.1 million on the commencement date. Tenant improvement allowance was fully utilized as of June 30, 2026, of which, to date, the Company received reimbursements totaling $2.9 million. The Company expects to receive additional reimbursements of $1.2 million associated with this tenant improvement allowance, which were included in accounts and other receivables on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2026. Lease payments began in January 2026. The lease provides for a term of 132 months and includes an option to extend the lease for an additional five years, which was used in the calculation of the right of use asset and lease liability, as the Company is reasonably certain that the option will be exercised. The Company determined the probability of the exercise of a lease extension option based on its long-term strategic business outlook, significant leasehold improvements that are expected to have significant economic value to the Company, and costs relating to signing a new lease, among other factors.

The Company also leases office equipment under an immaterial finance lease agreement.

Amounts reported in the unaudited condensed consolidated balance sheets for operating leases in which the Company is the lessee as of June 30, 2026 and December 31, 2025, were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Right of use operating lease asset	$12,042	$12,613
Operating lease liability, current	1,036	1,182
Operating lease liability, noncurrent	17,436	16,520
Weighted-average remaining lease term	15.43 years	15.71 years
Weighted-average discount rate	6.33%	6.40%

The following table presents the components of lease costs in our unaudited statements of operations for three and six month ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating lease costs	$505	$580	$1,159	$1,152
Variable lease costs	175	33	327	66
Short-term lease costs	30	4	59	13
Total lease expense	$710	$617	$1,545	$1,231

Future lease payments for non-cancelable operating leases as of June 30, 2026, were as follows (in thousands):

Years Ending December 31,
2026 (remaining six months)	$612
2027	936
2028	1,294
2029	1,708
2030	1,791
Thereafter	23,838
Total undiscounted lease payments	30,179
Less effects of discounting	(11,707)
Total operating lease liabilities	$18,472

Note 8 - Notes payable

At June 30, 2026 and December 31, 2025, notes payable consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Notes payable, current
Current portion of notes payable	$41,800	$-
Less unamortized deferred loan costs	(205)	-
Less unamortized discount	(399)	-
Notes payable, current, net	$41,196	$-
Notes payable, noncurrent
Long-term portion of notes payable	$-	$41,800
Less unamortized deferred loan costs	-	(311)
Less unamortized discount	-	(603)
Notes payable, noncurrent, net	$-	$40,886
Total notes payable, net	$41,196	$40,886

The following table presents information regarding the Company’s notes payable principal repayment obligations as of June 30, 2026 (in thousands):

Years Ended December 31,
2026	$-
2027	41,800
Total minimum payments	$41,800

Runway Growth Finance Corp

On June 30, 2022, the Company entered into a loan and security agreement with Runway Growth Finance Corp. The debt is secured against substantially all assets of the Company, except for the Company’s intellectual property but includes all proceeds from the sale of intellectual property. As of June 30, 2026 and December 31, 2025, the outstanding principal balance was $41.8 million and $41.8 million, respectively.

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

The Company has accounted for the final payment of $1.8 million as a discount of the note that will be amortized over the life of the loan using the effective interest method. Amortization of the discount was $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of the discount was $0.2 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively. This amount was recorded as additional interest expense in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the note has been shown net of unamortized discounts of $0.4 million and $0.6 million, respectively.

The Company incurred loan costs of $1.0 million, which are being amortized over the life of the loan using the effective interest method. Amortization of loan costs was $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of loan costs was $0.1 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and December 31, 2025, the note has been shown net of unamortized loan costs of $0.2 million and $0.3 million, respectively.

The Company is subject to customary financial and reporting covenants under the loan and security agreement. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants.

Note 9 - Convertible preferred stock

As of June 30, 2026 and December 31, 2025, 10,000,000 shares of convertible preferred stock were authorized, of which no shares were issued or outstanding.

Note 10 - Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, no dividends have been declared.

As of June 30, 2026 and December 31, 2025, 600,000,000 shares were authorized, of which 75,330,559 shares and 45,025,917 shares, respectively, were outstanding. See Note 1, “Business and organization – Reverse stock split” for additional information regarding the Reverse Stock Split that was effective April 1, 2026.

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

On May 22, 2025 (Sydney time), the Company completed an institutional placement of 55,900,000 CDIs, representing 5,590,000 shares of common stock, at a purchase price of $0.64 per CDI ($6.40 per share of common stock), for proceeds of $33.5 million, net of $2.5 million of related issuance costs. On June 19, 2025 (Sydney time), the Company completed a non-underwritten rights offering to existing stockholders, or Securities Purchase Plan, and issued an additional 20,000,000 CDIs representing the 2,000,000 shares of common stock, at a purchase price of $0.64 per CDI ($6.40 per share of common stock), for proceeds of $12.8 million, net of $0.1 million of related issuance costs.

On June 5, 2026 (Sydney time), the Company completed a fully underwritten institutional placement to institutional and sophisticated investors (“Institutional Placement”), comprising: (a) an institutional placement to institutional and sophisticated investors (“Tranche 1”); and (b) a conditional placement to BCP3 Pty Ltd, a related party of Dr. Chris Nave, a non-executive director of the Company, subject to shareholder approval at a Special Meeting of Stockholders to be held on August 18, 2026 (“Tranche 2”). As a result of the Tranche 1 Institutional Placement, the Company issued 77,352,890 CDIs, representing 7,735,289 shares of common stock, at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock), for proceeds of $19.5 million, net of $1.2 million of related issuance costs. Subject to shareholder approval, the Company will issue 92,105,270 CDIs, representing 9,210,527 shares of common stock at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock), no later than thirty days from the date of the Special Meeting of Stockholders.

On June 5, 2026 (Sydney time), the Company also completed a fully underwritten 1-for-2 pro rata non-renounceable entitlement offer to eligible institutional stockholders (“Institutional Entitlement Offer”), and issued 110,582,160 CDIs, representing 11,058,216 shares of common stock, at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock), for proceeds of $28.0 million, net of $1.5 million of related issuance costs.

On June 24, 2026 (Sydney time), the Company completed a fully underwritten 1-for-2 pro rata non-renounceable retail entitlement offer to existing retail stockholders (“Retail Entitlement Offer”), and issued 114,699,930 CDIs, representing 11,469,993 shares of common stock, at a purchase price of $0.38 per CDI (A$3.80 per share of common stock), for proceeds of $28.3 million, net of $1.7 million of related issuance costs. Host-Plus Pty Ltd and H.E.S.T. Australia Ltd., related parties of Dr. Chris Nave, a non-executive director of the Company, participated in the Retail Entitlement Offer purchasing 25,630,389 CDIs and 5,027,499 CDIs, respectively.

Additionally, the Company has reserved the following shares of common stock for issuance as of June 30, 2026:

Tranche 2 Institutional Placement, subject to shareholder approval	9,210,757
Conversion of Common Stock warrants	1,944,214
2013 Equity Incentive Plan	1,594,564
Amended 2021 Equity Incentive Plan	5,411,631
Outside of Amended 2021 Equity Incentive Plan	158,180
Total shares of Common stock reserved for issuance	18,319,346

Note 11 - Warrants

The following warrants were outstanding as of June 30, 2026 and December 31, 2025:

	Shares of Common Stock Issuable for Outstanding Warrants as of
Warrant Issuance	June 30, 2026	December 31, 2025	Exercise Price	Expiration Date
June 30, 2016	-	3,639	$8.20	June 30, 2026
October 30, 2017	195,061	195,061	$4.10	October 29, 2027
February 28, 2018	23,418	23,418	$8.20	February 28, 2028
August 26, 2019	443,790	443,790	$5.90	August 26, 2029
March 13, 2020	442,294	442,294	$5.90	March 13, 2030
March 25, 2020	44,150	44,150	$1.40	March 24, 2030
February 12, 2021	173,205	173,205	$5.90	February 12, 2031
June 25, 2021	288,721	288,721	$5.90	June 25, 2031
August 16, 2021	22,427	22,427	$5.90	June 25, 2031
October 4, 2021	311,148	311,148	$5.90	October 4, 2031
Total	1,944,214	1,947,853

As of June 30, 2026, the weighted-average exercise price of outstanding warrants was $5.64, with a weighted-average remaining contractual life of 3.86 years.

Note 12 - Stock-based compensation

The Company and its stockholders adopted the 2013 Equity Incentive Plan (the “2013 Plan”) June 18, 2013, which reserved shares of the Company’s common stock for the granting of incentive and nonqualified stock options to employees, directors, and consultants. On October 14, 2021, the Company replaced the 2013 Plan with the 2021 Equity Incentive Plan (the “2021 Plan”) in connection with its initial public offering. On May 6, 2026, stockholders approved the addition of 1,801,036 shares of common stock, as adjusted for the Reverse Stock Split, to the number of shares of common stock reserved for issuance under the 2021 Plan, by operation of the “evergreen” provision set forth in the 2021 Plan. Under the 2021 Plan, 5,411,631 shares of common stock are reserved. The Company may grant options to purchase common stock, stock appreciation rights, restricted stock awards and other forms of stock-based compensation. Stock options generally vest over four years and expire no later than 10 years from the date of grant. The Board of Directors has the authority to select the employees to whom options are granted and determine the terms of each option, including: i) the number of shares of common stock subject to the option; ii) when the option becomes exercisable; iii) the option exercise price, which must be at least 100% of the fair market value of the common stock as of the date of grant; and iv) the duration of the option, which may not exceed 10 years.

As of June 30, 2026, options to purchase a total of 4,191,741 shares of common stock remained outstanding and 1,219,890 shares remain available for grant under the 2021 Plan and 158,180 remained outstanding outside of the 2021 Plan. As of June 30, 2026, options to purchase a total of 1,594,564 shares of common stock remained outstanding under the 2013 Plan. As of June 30, 2026, no shares of common stock remain available for grant under the 2013 Plan.

Stock option activity for the six-month period ended June 30, 2026, was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	4,810,761	$4.91	6.76
Granted	1,274,532	3.93
Cancelled	(100,910)	6.01
Exercised	(39,898)	3.76
Outstanding as of June 30, 2026	5,944,485	$4.69	7.03

Vested and expected to vest as of June 30, 2026	5,944,485	$4.69	7.03
Exercisable as of June 30, 2026	3,429,211	$4.00	5.48

The fair value of the options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, an assumed risk-free interest rate and expected dividends. The Company uses the simplified calculation of expected life and volatility is derived from the combination of the average historical stock volatilities of several publicly traded companies with characteristics similar to those of the Company, and on the Company’s stock price, as quoted on the ASX. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses the straight-line method for expense attribution. The weighted-average grant-date fair values of stock options granted during the six months ended June 30, 2026 and 2025, was $2.47 per share and $5.55 per share, respectively.

The following assumptions were used to calculate the grant-date fair value of employee stock options granted during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Expected term (in years)	5.73 - 6.08	5.53 - 6.08
Expected volatility	65.31% - 65.91%	65.27% - 67.80%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.72% - 4.30%	3.93% - 4.47%

The following table presents classification of stock-based compensation expense within the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of goods sold	$35	$-	$71	$-
Research and development	271	263	546	507
Selling, general and administrative	630	441	1,226	702
Total	$936	$704	$1,843	$1,209

At June 30, 2026, there was $9.1 million of unamortized stock-based compensation cost, related to unvested stock options which is expected to be recognized over a weighted-average period of 2.31 years.

Note 13 - Income taxes

During the three and six months ended June 30, 2026 and 2025, the Company does not have an income tax benefit or expense. The Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. Valuation allowances are recorded when the expected realization of the deferred tax assets does not meet a “more likely than not” criterion. Realization of the Company’s deferred tax assets are dependent upon the generation of future taxable income, the amount and timing of which are uncertain.

The Company’s effective tax rate was 0% for the three and six months ended June 30, 2026 and 2025. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets, state and foreign tax benefits, research and development tax credits, and other non-deductible expenses.

During the three and six months ended June 30, 2026, there were no material changes to the Company’s uncertain tax positions.

The One Big Beautiful Bill Act (“OBBA”) includes significant U.S. tax provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates from 2025 through 2027. The Company continues to monitor any new tax laws and notes those effective in 2026 do not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026.

Note 14 – Net loss per share

The following tables sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator – basic & diluted:
Net loss attributable to common stockholders, basic and diluted	$(17,453)	$(11,967)	$(34,527)	$(22,522)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	49,236,129	39,586,205	47,148,836	38,426,604
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.30)	$(0.73)	$(0.59)

The following potentially dilutive shares have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss:

	June 30,
	2026	2025
Outstanding warrants	1,944,214	1,978,938
Outstanding stock options	5,944,485	4,684,314
Total dilutive shares	7,888,699	6,663,252

Note 15 - Segment information

The Company's chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company has determined that it has a single operating and reportable segment. The CODM uses net sales, gross margin and operating expenses at the consolidated level to allocate resources, monitor budget versus actual results, and manage operations. Significant expenses within operating expenses include engineering and development, clinical and regulatory, sales and marketing, and general and administrative expenses at the consolidated level.

Substantially all of the segment net sales are derived from sales to customers in the U.S. Net sales by geography is based on billing address of the customer. International net sales accounted for less than 1% of the total net sales during the three and six months ended June 30, 2026. Long-lived assets held outside the U.S. are immaterial.

The following table summarizes the Company's net sales by geography for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
United States	$2,637	$150	$4,996	$150
International	-	20	3	20
Net sales	$2,637	$170	$4,999	$170

The following table disaggregates amounts that comprise research and development, and selling, general and administrative expenses within the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Engineering and development	$4,096	$3,438	$8,085	$6,695
Clinical and regulatory	2,524	2,513	4,952	4,675
Total research and development	$6,620	$5,951	$13,037	$11,370

Sales and marketing	$6,255	$2,428	$12,403	$3,917
General and administrative	3,865	2,837	7,656	5,711
Total selling, general and administrative	$10,120	$5,265	$20,059	$9,628

The segment's net loss equals the Company’s net loss as presented in the unaudited condensed consolidated statements of operations. Other segment items within net loss include interest expense, interest income, and loss on foreign currency at the consolidated level.

Note 16 - Commitments and contingencies

Purchase commitments

The Company purchases raw materials, manufacturing equipment, and various services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help ensure an adequate supply of certain items, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements over the term of the agreement. In certain instances, our purchase agreements allow us to cancel, reschedule, or adjust our purchase requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our purchase commitments are firm and non-cancelable. As of June 30, 2026, the Company’s obligations under such arrangements were approximately $10.6 million.

Cybersecurity

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on or around February 13, 2026. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had a material impact on its overall financial condition or results of operations, its evaluation and response to this incident are ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of June 30, 2026, incurred cybersecurity expenses limited to the Company’s insurance deductibles have been recorded and reflected within the Company’s unaudited condensed consolidated financial statements and such amounts are not material.

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

Note 17 – Related party transactions

See Note 10 “Common stock”

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

Financial overview

Our WiSE CRT System received approval from the FDA for commercial distribution in April 2025, and we began commercializing WiSE during the second quarter of 2025. During the three months ended June 30, 2026, we had 46 commercial implants at 23 hospitals in the US, and recognized net sales of $2.6 million. During the six months ended June 30, 2026, we had 87 commercial implants at 29 hospitals in the US, and recognized net sales of $5.0 million. An additional 48 physicians were trained to implant the WiSE CRT System, and 32 additional purchase agreements were signed with target Limited Market Release (“LMR”) sites during the six months ended June 30, 2026. The commercial potential of and our ability to successfully commercialize WiSE is unproven and will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations.

Since inception, we have incurred significant net losses and expect to continue to incur net losses until we are able to generate sufficient revenue. Since our inception, our operations have been financed primarily by net proceeds from the sale of our CDIs, common stock, convertible preferred stock, and indebtedness. As of June 30, 2026, we had $86.9 million in cash, cash equivalents, and marketable securities and an accumulated deficit of $436.7 million. For a more comprehensive discussion see “Liquidity and Capital Resources” and “Future Funding Requirements” below.

In June 2026, the Company completed a fully underwritten institutional placement to institutional and sophisticated investors (“Institutional Placement”), comprising: (a) an institutional placement to institutional and sophisticated investors (“Tranche 1”); and (b) a conditional placement to BCP3 Pty Ltd, a related party of Dr. Chris Nave, a non-executive director of the Company, subject to shareholder approval at a Special Meeting of Stockholders to be held on August 18, 2026 (“Tranche 2”). Under the Tranche 1 Institutional Placement, we issued 77,352,890 CDIs, representing 7,735,289 shares of common stock, at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock), for proceeds of $19.5 million, net of $1.2 million of related issuance costs. Subject to shareholder approval, the Company will issue 92,105,270 CDIs, representing 9,210,527 shares of common stock, at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock), no later than thirty days from the date of the Special Meeting of Stockholders.

In June 2026, we completed a 1-for-2 accelerated non-renounceable pro rata entitlement offer, with an institutional and retail component, at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock). Under the institutional entitlement offering, we issued 110,582,160 CDIs, representing 11,058,216 shares of common stock, for proceeds of $28.0 million, net of $1.5 million of related issuance costs. Under the retail entitlement offering, we issued 114,699,930 CDIs, representing 11,469,993 shares of common stock, for proceeds of $28.3 million, net of $1.7 million of related issuance costs.

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

Components of our Consolidated Results of Operations

Net Sales

We derive most of our revenue from sales of WiSE to the hospital facilities that implant our WiSE CRT System. We recognize revenue upon the transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services, net of rebates. Specifically, revenue from the sale of WiSE is recognized at an amount that reflects the expected consideration upon notice that our products have been used in a surgical procedure. We account for rebates as a reduction to revenue, calculated based on the terms agreed with the customer. Our revenue fluctuates primarily based on the volume of procedures performed. Our revenue is expected to continue to fluctuate in the future from quarter-to-quarter due to a variety of factors, including the success of our sales force in expanding adoption of WiSE in new hospitals and the number of physicians who are aware of and implant WiSE.

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

We calculate gross margin as gross profit divided by net sales. Our gross margin has been and will continue to be affected by a variety of factors, primarily by our manufacturing costs, pricing, and the use of inventory that was previously expensed during our clinical trial. Our gross margin is expected to decrease over the near term as we continue to utilize inventory that was previously expensed as research and development costs, but over the long term our gross margin may increase to the extent our production volume increases as our fixed manufacturing costs would be spread over a larger number of units, thereby reducing our per-unit manufacturing costs. We expect our gross margin will fluctuate from period to period based upon the factors described above.

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

Interest income

Interest income consists of interest income, including amortization of premiums and accretion of discounts, generated from our cash, cash equivalent, and marketable securities.

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

We present Adjusted EBITDA in this filing because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance. Period-to-period comparison of Adjusted EBITDA helps our management identify additional trends in our company’s financial results that may not be shown solely by period-to-period comparison of net loss. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net loss, helps investors make comparisons between our company and other companies that may have different capital structures, different capitalized asset values, different forms of employee compensation and different strategic nonrecurring projects. Adjusted EBITDA has its limitations as an analytical tool because of the excluded items, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect interest expense and interest income because these items are not directly attributable to the performance of our business operations and may vary over time due to financing transactions that we have entered into or may enter into in the future.
•	Adjusted EBITDA does not reflect certain non-cash items, including depreciation and amortization, and stock-based compensation expense. We believe that excluding the effect of these expenses from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our company’s operating performance because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

A reconciliation between net loss and adjusted EBITDA is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of net loss to non-GAAP Adjusted EBITDA
Net loss	$(17,453)	$(11,967)	$(34,527)	$(22,522)
Interest expense, net	1,053	817	1,955	1,581
Depreciation and amortization	220	118	300	197
Stock-based compensation (a)	936	704	1,843	1,209
Adjusted EBITDA	$(15,244)	$(10,328)	$(30,429)	$(19,535)

(a)	Represents non-cash expense associated with our share-based payments.

Results of Operations

Comparison of the Three Months Ended June 30, 2026, to the Three Months Ended June 30, 2025

We recorded a net loss of $17.5 million in the three months ended June 30, 2026, an increase of $5.5 million, or 45.8%, from the three months ended June 30, 2025. The increased loss in 2026 was due to an increase in selling, general and administrative expenses, and research and development expenses, as discussed below. Other expense, net also increased in 2026 primarily due to a decrease in interest income, as discussed below.

The following table summarizes our operating results for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Net sales	$2,637	$170	$2,467	1,451.2%
Cost of goods sold	2,294	85	2,209	2,598.8%
Gross profit	343	85	258	303.5%
Operating expenses
Research and development	6,620	5,951	669	11.2%
Selling, general and administrative	10,120	5,265	4,855	92.2%
Total operating expenses	16,740	11,216	5,524	49.3%
Other expense, net	(1,056)	(836)	(220)	26.3%
Loss before income tax	(17,453)	(11,967)	(5,486)	45.8%
Income tax expense	-	-	-	-
Net Loss	$(17,453)	$(11,967)	$(5,486)	45.8%

We derive the majority of our revenue from sales to customers in the United States. International revenue is attributable to the battery replacements for clinical trial patients in the UK. Revenue by geography is based on the billing address of the customer.

The table below summarizes our revenue by geography:

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
United States	$2,637	$150	$2,487	1,658.0%
International	-	20	(20)	(100.0%)
Net sales	$2,637	$170	$2,467	1,451.2%

Net Sales, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Net sales	$2,637	$170	$2,467	1,451.2%
Cost of goods sold	2,294	85	2,209	2,598.8%
Gross profit	$343	$85	$258	303.5%
Gross margin	13.0%	50.0%

Net Sales and Cost of Goods Sold

Net sales and cost of goods sold was $2.6 million and $2.3 million, respectively, during the three months ended June 30, 2026, resulting from the Company completing commercial implants at twenty-three hospitals in the US. Net sales and cost of goods sold were significantly lower during the three months ended June 30, 2025, resulting from then-recent FDA approval of our WiSE CRT System in April 2025.  During the three months ended June 30, 2025, we had commercial implants at three hospitals in the US.

Gross Profit, and Gross Margin

Gross profit increased by $0.3 million, or 303.5% during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, resulting from an increase in sales volume and a higher average selling price. Our gross margin was positively affected and will continue to be affected in the near future by the use of inventory that was previously expensed during our clinical trial, although the benefit continues to decrease over time as previously expensed inventory is utilized. Gross margin was 13.0% for the three months ended June 30, 2026, compared to 50% for the three months ended June 30, 2025. Excluding the use of previously expensed inventory, we would have had a negative gross margin of 16.9% for the three months ended June 30, 2026, compared to a negative gross margin of 51.2% for the three months ended June 30, 2025. The improvement in gross margin, excluding the use of previously expensed inventory, is the result of a higher average selling price, a lower standard cost, and increased manufacturing efficiencies during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category:

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Research and development expenses:
R&D personnel expense	$4,431	$4,665	$(234)	(5.0%)
Clinical expenses	1,164	568	596	104.9%
Quality assurance	232	83	149	179.5%
Contract manufacturing, materials & components	389	530	(141)	(26.6%)
Facility allocation & depreciation	404	105	299	284.8%
Total research and development expense	$6,620	$5,951	$669	11.2%

Research and development expenses increased by $0.7 million, or 11.2%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Clinical expenses increased by $0.6 million as a result of higher expenses related to WiSE CRT post-approval study. Facility-related expenses and depreciation increased by $0.3 million in support of our continuing expansion of research and development activities. These increases were offset by $0.2 million decrease in personnel-related expenses due to an increase in capitalized labor costs during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Selling, General and Administrative Expenses

Selling, General and administrative expenses increased by $4.9 million, or 92.2%, during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. Personnel-related expenses including salaries, bonuses, stock-based compensation and certain fringe benefits increased by $2.7 million as a result of the expansion of our workforce to support increased adoption of our WiSE CRT System. Travel-related expenses increased by $1.2 million due to increased travel to support our sales and marketing efforts. Professional fees increased by $0.3 million, primarily resulting from higher legal fees and service fees related to the reverse stock split discussed in Note 1 to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Corporate expenses increased by $0.2 million, primarily resulting from the higher expenses related to investor relations, and computer software licenses. Facility related and other expenses increased by $0.5 million, primarily resulting from the higher expenses for our new corporate headquarters and manufacturing facility.

Other expense, net

Other expense, net increased by $0.2 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase primarily resulted from a $0.3 million decrease in interest income earned on investments in marketable securities, including the accretion of discounts on marketable securities, which was partially offset by a $0.1 million decrease in interest expense.

Comparison of the Six Months Ended June 30, 2026, to the Six Months Ended June 30, 2025

We recorded a net loss of $34.5 million in the six months ended June 30, 2026, an increase of $12.0 million, or 53.3%, from the six months ended June 30, 2025. The increased loss in 2026 was due to an increase in selling, general and administrative expenses, and research and development expenses, as discussed below. Other expense, net also increased in 2026 primarily due to a decrease in interest income, as discussed below.

The following table summarizes our operating results for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Net sales	$4,999	$170	$4,829	2,840.6%
Cost of goods sold	4,472	85	4,387	5,161.2%
Gross profit	527	85	442	520.0%
Operating expenses:
Research and development	13,037	11,370	1,667	14.7%
Selling, general and administrative	20,059	9,628	10,431	108.3%
Total operating expenses	33,096	20,998	12,098	57.6%
Other expense, net	(1,958)	(1,609)	(349)	21.7%
Loss before income tax	(34,527)	(22,522)	(12,005)	53.3%
Income tax expense	-	-	-	-
Net Loss	$(34,527)	$(22,522)	$(12,005)	53.3%

We derive the majority of our revenue from sales to customers in the United States. International revenue is attributable to the battery replacements for clinical trial patients in the UK. Net sales by geography is based on the billing address of the customer.

The table below summarizes our revenue by geography:

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
United States	$4,996	$150	$4,846	3,230.7%
International	3	20	(17)	(85.0%)
Net sales	$4,999	$170	$4,829	2,840.6%

Net Sales, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Net sales	$4,999	$170	$4,829	2,840.6%
Cost of goods sold	4,472	85	4,387	5,161.2%
Gross profit	$527	$85	$442	520.0%
Gross margin	10.5%	50.0%

Net Sales and Cost of Goods Sold

Net sales and cost of goods sold was $5.0 million and $4.5 million, respectively, during the six months ended June 30, 2026, resulting from the Company completing commercial implants at twenty-nine hospitals in the US. Net sales and cost of goods sold were significantly lower during the six months ended June 30, 2025, resulting from then-recent FDA approval of our WiSE CRT System in April 2025.  During the six months ended June 30, 2025, we had commercial implants at three hospitals in the US.

Gross Profit, and Gross Margin

Gross profit increased by $0.4 million, or 520.0% for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, resulting from an increase in sales volume and a higher average selling price. Our gross margin was positively affected and will continue to be affected in the near future by the use of inventory that was previously expensed during our clinical trial, although the benefit continues to decrease over time as previously expensed inventory is utilized. Gross margin was 10.5% for the six months ended June 30, 2026, compared to 50% for the six months ended June 30, 2025. Excluding the use of previously expensed inventory, we would have had a negative gross margin of 20.90% and 51.18% for the six months ended June 30, 2026 and 2025, respectively. The improvement in gross margin, excluding the use of previously expensed inventory, is the result of a higher average selling price, a lower standard cost, and increased manufacturing efficiencies during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category:

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	Amount	%
Research and development expenses:
R&D personnel expense	$8,669	$8,848	$(179)	(2.0%)
Clinical expenses	1,787	961	826	86.0%
Quality assurance	408	170	238	140.0%
Contract manufacturing, materials & components	1,483	1,260	223	17.7%
Facility allocation & depreciation	690	131	559	426.7%
Total research and development expense	$13,037	$11,370	$1,667	14.7%

Research and development expenses increased by $1.7 million, or 14.7%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Clinical expenses increased by $0.8 million as a result of higher expenses related to WiSE CRT post-approval study. Facility-related expenses and depreciation increased by $0.6 million, as a result of our expansion of research and development activities. Quality assurance and contract manufacturing expenses increased by $0.5 million primarily due to expenses incurred to support product development activities. These increases were partially offset by a $0.2 million decrease in personnel-related expenses due to an increase in capitalized labor costs during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Selling, General and Administrative Expenses

Selling, General and administrative expenses increased by $10.4 million, or 108.3%, during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. Personnel-related expenses including salaries, bonuses, stock-based compensation and certain fringe benefits increased by $5.5 million, as a result of the expansion of our workforce to support increased adoption of our WiSE CRT System. Travel-related expenses increased by $2.9 million due to increased travel to support our sales and marketing efforts. Professional fees increased by $0.7 million, primarily resulting from higher legal and consulting services fees. Corporate expenses increased by $0.5 million, primarily resulting from the higher expenses related to insurance premiums, investor relations, and computer software licenses. Facility related and other expenses increased by $0.8 million, primarily resulting from the higher expenses for our new corporate headquarters and manufacturing facility.

Other expense, net

Other expense, net increased by $0.3 million during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase primarily resulted from a $0.5 million decrease in interest income earned on investments in marketable securities, including the accretion of discounts on marketable securities, which was partially offset by a $0.2 million decrease in interest expense.

Liquidity and Capital Resources

We manage our cash and capital structure to maximize shareholder return, maintain our financial condition, and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements and future investments. As of June 30, 2026 and December 31, 2025, we had approximately $86.9 million and $54.2 million, respectively, in cash, cash equivalents, and marketable securities. Based on our cash, cash equivalents, and marketable securities as of June 30, 2026, and our expectation to generate operating losses, negative operating cash flows in the foreseeable future, and the repayment of notes payable, there exists substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the date of this Form 10-Q.

Going concern consideration

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. For the six months ended June 30, 2026 and 2025, we incurred a net loss of $34.5 million and $22.5 million, respectively. During the six months ended June 30, 2026 and 2025, we had negative cash flows from operations of $37.4 million and $25.0 million, respectively. As of June 30, 2026, we had working capital of $58.1 million and accumulated deficit of $436.7 million. Additionally, the Company has $41.8 million of debt obligations coming due within the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Until we are able to generate consistent and sufficient revenue from sales of our WiSE CRT System, our ability to continue as a going concern is dependent on our ability to raise additional capital through the issuance of additional common stock or borrowings from financial institutions. The Company has received an irrevocable commitment to purchase 92,105,270 CDIs, representing 9,210,527 shares of common stock, at a purchase price of $0.38 Australian dollars (“A$”) per CDI (A$3.80 per share of common stock), from BCP3 Pty Ltd, a related party of Dr. Chris Nave, a non-executive director of the Company, subject to shareholder approval at the Special Meeting of Stockholders to be held on August 18, 2026. In addition, the Company expects to refinance its long-term debt obligations prior to scheduled maturity date. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance, and investor sentiment with respect to our company and our industry, however no assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, or at all.

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

As of June 30, 2026 and December 31, 2025, the outstanding principal balance was $41.8 million, which included the principal borrowings under tranche one and tranche two, as well as the final payment of 4.5% of the principal borrowings to date.

We are subject to customary financial and reporting covenants under the loan and security agreement. As of June 30, 2026 and December 31, 2025, we were in compliance with all debt covenants.

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

Contractual Obligations and Commitments

As of June 30, 2026, we had $0.3 million in operating lease obligations for our corporate headquarters and laboratory space located in Sunnyvale, California. Additionally, in January 2025, we entered into a new lease agreement for our new corporate headquarters, laboratory and manufacturing facility in Santa Clara, California, for which we had recorded $18.2 million in operating lease obligations as of June 30, 2026.

As of June 30, 2026, the outstanding principal balance under our loan and security agreement described above was $41.8 million, which included the principal borrowings under tranche one and tranche two, as well as the final payment of 4.5% of the principal borrowings to date.

In addition, we have agreements with suppliers and other parties to purchase inventory. Product inventory obligations consist primarily of purchase order commitments for raw materials and sub-assemblies used in the production of the WiSE CRT System. In certain instances, our purchase agreements allow us to cancel, reschedule, or adjust our purchase requirements based on our business needs prior to firm orders being placed. As of June 30, 2026, our obligations under such arrangements were approximately $10.6 million.

Working Capital

June 30, 2026, Compared to December 31, 2025

As of June 30, 2026, we had working capital of $58.1 million, comprised of current assets of $110.1 million and current liabilities of $52.0 million. Current assets, consisting of cash and cash equivalents, marketable securities, accounts and other receivables, inventory, prepaid expenses, and other current assets, increased by $37.0 million as of June 30, 2026, compared to December 31, 2025. The recent capital raise completed in June 2026 contributed to the overall increase in cash, cash equivalents and marketable securities, resulting in a $32.8 million increase in working capital as of June 30, 2026. The capitalization of inventory resulted in a $3.8 million increase in working capital. A $0.5 million increase in accounts receivable was primarily due to a $1.0 million increase in amounts outstanding from customers and contract manufacturers, offset by a $0.5 million decrease accounts receivable from reimbursements for leasehold improvements. Additionally, a $0.8 million increase in other current assets, primarily due to an increase in deferred costs of goods sold, which was offset by a $0.9 million decrease in prepaid expenses attributable to higher amortization of prepaid expenses in 2026, resulted in a $0.1 million decrease in working capital as of June 30, 2026.

Current liabilities, consisting primarily of accounts payable, accrued liabilities, lease obligations, interest payable, and current portion of notes payable increased by approximately $38.0 million as of June 30, 2026, compared to December 31, 2025. The increase primarily resulted from a $41.2 million increase in notes payable which was reclassified into current liability, as it becomes due within the next twelve months. This increase was partially offset by a $3.1 million decrease in accounts payable and accrued expenses, which were mainly due to the activity related to construction of leasehold improvements at the new corporate headquarters and purchases of raw materials, and a $0.1 million decrease in operating lease liabilities.

Cash Flows

June 30, 2026, Compared to June 30, 2025

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(37,445)	$(25,040)
Net cash provided by investing activities	14,699	18,802
Net cash provided by financing activities	76,324	46,910
Effect of exchange rate change on cash	(22)	7
Net change in cash and cash equivalents	$53,556	$40,679

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026, was $37.4 million, compared to $25.0 million during the six months ended June 30, 2025, representing an increase in use of $12.4 million. This increase is primarily attributed to an increase in net loss of $12.0 million and an increase in use of cash from changes in working capital of $1.4 million, which were partially offset by an increase in non-cash adjustments of $1.0 million.

•	The increase in net loss of $12.0 million primarily resulted from an increase in selling, general and administrative expenses, and research and development expenses, as further described under “Results of Operations” above.
•	Non-cash items primarily consisted of decrease in accretion of discount on marketable securities of $0.2 million driven by fluctuating interest rates and maturity terms, a $0.6 million increase in stock-based compensation due to new options issuance to new hires and existing employees, and a $0.2 million increase in depreciation expense due to an increase in property and equipment.
•	The decrease in changes from working capital activities primarily consisted of $1.8 million increase in cash used for accounts payable due to the timing of invoice payments, $0.8 million increase in cash used for deposits to vendors, a $0.9 million increase in cash used for the operating lease liability, and a $0.4 million increase in cash used for inventory purchases. These increases in the use of cash were partially offset by of $1.1 million increase in cash provided from accounts and other receivables due to collections on reimbursable leasehold improvements and outstanding invoices from customers, a $1.0 million increase in cash provided from accrued expenses, and a $0.4 million increase in cash from prepaid expenses.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2026, was $14.7 million, compared to $18.8 million during the six months ended June 30, 2025, representing a decrease in cash provided of $4.1 million. The decrease was attributable to a $12.8 million increase in the purchase of marketable securities, as well as a $5.2 million increase in purchases of property and equipment during the six months ended June 30, 2026, as compared to the six months ended June 30, 2026. These increases in cash used for investing activities were partially offset by a $13.9 million increase in cash from the maturities and sales of marketable securities during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $76.3 million, compared to $46.9 million during the six months ended June 30, 2025, representing an increase of $29.4 million. This increase was primarily attributed to the $29.7 million increase in proceeds from a capital raise, net of issuance cost, during the six months ended June 30, 2026, which was partially offset by a $0.3 million decrease in proceeds from exercise of stock options during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information specified under this item.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As disclosed on our Current Report on Form 8-K filed on June 10, 2026, during the three months ended June 30, 2026, we sold the following unregistered securities:

a)	On June 5, 2026 (Sydney time), we issued 77,352,890 CDIs, representing 7,735,289 shares of common stock, connected with a fully underwritten institutional placement, at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock). We raised approximately $19.5 million, net of approximately $1.2 million of related issuance costs.
b)	On June 5, 2026 (Sydney time), we issued 110,582,160 CDIs, representing 11,058,216 shares of common stock, in connection with a fully underwritten 1 for 2 pro rata non-renounceable entitlement offer to eligible institutional stockholders, at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock). We raised approximately $28.0 million, net of approximately $1.5 million of related issuance costs.
c)	On June 24, 2026 (Sydney time), we issued 114,699,930 CDIs, representing 11,469,993 shares of common stock, in connection with a fully underwritten 1 for 2 pro rata non-renounceable retail entitlement offer to existing retail stockholders, at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock). We raised approximately $28.3 million, net of approximately $1.7 million of related issuance costs.

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

Date: August 11, 2026

