Form 10-Q
period 2026-09-30
EBR Systems, Inc.
filed 2026-11-09
CIK 1347123

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________________

FORM 10-Q

__________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 84,549,836 shares of common stock, par value $0.0001 per share, including shares underlying all issued and outstanding Chess Depository Interests (“CDIs”), outstanding.

EBR SYSTEMS, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I — FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EBR SYSTEMS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$13,985	$5,794
Marketable securities	71,430	47,395
Accounts and other receivables, net	2,697	2,320
Inventory	18,940	13,789
Prepaid expenses	1,263	2,490
Other current assets	2,533	1,323
Total current assets	110,848	73,111
Restricted cash, noncurrent	2,604	2,604
Property and equipment, net	9,137	5,477
Right of use operating lease asset	11,819	12,613
Marketable securities	7,768	1,011
Inventory, noncurrent	4,359	1,864
Other assets	650	546
TOTAL ASSETS	$147,185	$97,226
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,412	$7,049
Accrued expenses and other liabilities	6,601	5,605
Interest payable	198	212
Operating lease liability	974	1,182
Notes payable, current, net	41,354	-
Total current liabilities	52,539	14,048
Other liabilities	320	184
Operating lease liability	17,475	16,520
Notes payable, net	-	40,886
Total liabilities	70,334	71,638
Commitments and contingencies (Note 16)
STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value; 600,000,000 shares authorized, 84,546,086 and 45,025,917 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9	5
Additional paid-in capital	529,381	426,852
Accumulated deficit	(453,387)	(402,216)
Accumulated other comprehensive income	848	947
Total stockholders' equity	76,851	25,588
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$147,185	$97,226

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$2,487	$512	$7,486	$682
Cost of goods sold	2,238	288	6,710	374
Gross profit	249	224	776	308
Operating expenses
Research and development	6,697	6,244	19,734	17,614
Selling, general and administrative	9,800	5,861	29,859	15,488
Total operating expenses	16,497	12,105	49,593	33,102
Loss from operations	(16,248)	(11,881)	(48,817)	(32,794)
Other (expense) income
Interest expense	(1,358)	(1,425)	(4,009)	(4,253)
Interest income	863	818	1,559	2,065
Other income	106	304	106	304
Loss on foreign currency	(7)	(5)	(10)	(32)
Total other (expense), net	(396)	(308)	(2,354)	(1,916)
Loss before income taxes	(16,644)	(12,189)	(51,171)	(34,710)
Income tax expense	-	-	-	-
Net loss	$(16,644)	$(12,189)	$(51,171)	$(34,710)

Net loss per share attributable to common stockholders
Basic and diluted	$(0.21)	$(0.27)	$(0.88)	$(0.85)
Weighted-average number of common shares outstanding
Basic and diluted	79,038,271	44,968,101	57,895,459	40,631,064

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net loss	$(16,644)	$(12,189)	$(51,171)	$(34,710)
Other comprehensive (loss) income
Change in unrealized loss on marketable securities	(99)	72	(158)	53
Foreign currency translation adjustments	28	6	59	17
Total other comprehensive (loss) income	(71)	78	(99)	70
Comprehensive loss	$(16,715)	$(12,111)	$(51,270)	$(34,640)

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

	Nine Months Ended September 30, 2026

					Accumulated Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Income	Equity
Balance at December 31, 2025	45,025,917	$5	$426,852	$(402,216)	$947	$25,588
Exercise of stock options	28,573	-	132	-	-	132
Stock-based compensation	-	-	907	-	-	907
Fractional share adjustment	1,246	-	-	-	-	-
Net loss	-	-	-	(17,074)	-	(17,074)
Other comprehensive loss	-	-	-	-	(15)	(15)
Balance at March 31, 2026	45,055,736	$5	$427,891	$(419,290)	$932	$9,538
Exercise of stock options	11,325	-	18	-	-	18
Stock-based compensation	-	-	936	-	-	936
Issuance of common stock, net of issuance costs	30,263,498	3	75,828	-	-	75,831
Net loss	-	-	-	(17,453)	-	(17,453)
Other comprehensive loss	-	-	-	-	(13)	(13)
Balance at June 30, 2026	75,330,559	$8	$504,673	$(436,743)	$919	$68,857
Exercise of stock options	5,000	-	8	-	-	8
Stock-based compensation	-	-	1,004	-	-	1,004
Issuance of common stock, net of issuance costs	9,210,527	1	23,696	-	-	23,697
Net loss	-	-	-	(16,644)	-	(16,644)
Other comprehensive loss	-	-	-	-	(71)	(71)
Balance at September 30, 2026	84,546,086	$9	$529,381	$(453,387)	$848	$76,851

	Nine Months Ended September 30, 2025

					Accumulated Other	Total
	Common Stock		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Par Value	Paid-in Capital	Deficit	Income	Equity
Balance at December 31, 2024	37,107,620	$4	$376,936	$(353,459)	$874	$24,355
Exercise of stock options	182,012	-	264	-	-	264
Stock-based compensation	-	-	505	-	-	505
Net loss	-	-	-	(10,554)	-	(10,554)
Other comprehensive loss	-	-	-	-	(11)	(11)
Balance at March 31, 2025	37,289,632	$4	$377,705	$(364,013)	$863	$14,559
Exercise of stock options	75,588	-	168	-	-	168
Stock-based compensation	-	-	704	-	-	704
Issuance of common stock, net of issuance costs	7,590,000	1	46,229	-	-	46,230
Net loss	-	-	-	(11,967)	-	(11,967)
Other comprehensive income	-	-	-	-	3	3
Balance at June 30, 2025	44,955,220	$5	$424,806	$(375,980)	$866	$49,697
Exercise of stock options	33,725	-	146	-	-	146
Stock-based compensation	-	-	929	-	-	929
Issuance costs	-	-	(10)	-	-	(10)
Net loss	-	-	-	(12,189)	-	(12,189)
Other comprehensive income	-	-	-	-	78	78
Balance at September 30, 2025	44,988,945	$5	$425,871	$(388,169)	$944	$38,651

These financial statements should be read in connection with the notes to unaudited condensed consolidated financial statements.

EBR SYSTEMS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(51,171)	$(34,710)
Adjustment to reconcile net loss to cash used in operating activities
Depreciation and amortization	601	288
Amortization of deferred loan costs and discount on notes payable	469	465
Lease amortization	794	869
Stock-based compensation	2,847	2,138
Loss on disposal of fixed assets	-	35
Accretion of discount on marketable securities	(359)	(596)
Changes in operating assets and liabilities
Accounts and other receivables, net	(377)	(2,268)
Inventory	(7,436)	(8,328)
Prepaid expenses	1,228	718
Other assets	(1,392)	(24)
Accounts payable	(2,102)	1,048
Accrued expenses and other liabilities	1,467	67
Interest payable	(14)	(18)
Operating lease liability	747	2,135
Net cash used in operating activities	(54,698)	(38,181)
Cash flows from investing activities
Purchase of property and equipment	(6,228)	(2,226)
Purchase of marketable securities	(80,489)	(48,173)
Maturities of marketable securities	43,141	43,507
Sales of marketable securities	6,757	6,611
Net cash used by investing activities	(36,819)	(281)
Cash flows from financing activities
Repayment of notes payable	-	(37)
Repayment of financing lease	(3)	-
Proceeds from exercise of stock options	158	579
Proceeds from issuance of common stock	105,296	48,828
Payment of common stock issuance costs	(5,747)	(2,598)
Net cash provided by financing activities	99,704	46,772
Effect of exchange rate change on cash	4	18
Net change in cash, cash equivalents, and restricted cash	8,191	8,328
Cash, cash equivalents, and restricted cash, beginning of the period	8,398	6,918
Cash, cash equivalents, and restricted cash, end of the period	$16,589	$15,246

Supplemental disclosure of cash flow information
Cash paid for interest expense	$3,553	$3,807
Cash paid for income taxes	$2	$1

Supplemental disclosure of non-cash investing and financing activities
Purchases of property and equipment not yet paid	$53	$489
Accrued common stock issuance costs	$21	$11
Leased assets obtained in exchange for finance lease liability	$39	$-
Initial recognition of right of use asset and operating lease liability	$-	$12,838

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

For the nine months ended September 30, 2026 and 2025, the Company incurred a net loss of $51.2 million and $34.7 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company had negative cash flows from operations of $54.7 million and $38.2 million, respectively. As of September 30, 2026, the Company had working capital of $58.3 million and accumulated deficit of $453.4 million. The Company has $41.8 million of debt obligations coming due within the next twelve months.

Based on the Company’s cash, cash equivalents, and marketable securities as of September 30, 2026, and its expectation to generate operating losses and negative operating cash flows in the foreseeable future, as well as potential liquidity to become less than the $2.5 million required under its existing debt covenants during the next twelve months, there exists substantial doubt regarding the Company’s ability to continue as a going concern for a period of at least twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The Company was in compliance with its debt covenant as of September 30, 2026. Upon the occurrence of a breach of debt covenants, Runway Growth Finance Corp may, at its option, declare all obligations immediately due and payable.

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

Note 3 - Summary of significant accounting policies

Basis of presentation

These unaudited condensed consolidated financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2025.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, the included disclosures are adequate, and the accompanying unaudited condensed consolidated financial statements contain all adjustments which are necessary for a fair presentation of our unaudited condensed consolidated financial position as of September 30, 2026, unaudited condensed consolidated results of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, and unaudited condensed consolidated cash flows for the nine months ended September 30, 2026 and 2025. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the consolidated results of operations that may be expected for the year ending December 31, 2026.

In the fourth quarter of 2025, the Company changed its rounding presentation of these condensed consolidated financial statements to the nearest thousands, except share or per share data or as otherwise indicated. The accompanying notes to the financial statements are denominated in millions of dollars, except share or per share data or as otherwise indicated. The change in rounding presentation has been applied to all prior year amounts presented. In certain circumstances, this change adjusted previously reported balances, however, these changes were not significant, and no other changes were made to previously reported financial information. Additionally, certain columns and rows within the financial statements and tables presented may not add due to rounding. Percentages have been calculated from the underlying whole-dollar amounts for all periods presented.

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

Revenue Recognition

The following table summarizes net sales from contracts with customers disaggregated by product for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
WiSE CRT System	$2,463	$482	$7,399	$628
Surgical tool kits	15	7	51	11
Battery replacements	33	23	68	43
Sales	2,511	512	7,518	682
Less rebates	(24)	-	(32)	-
Net sales	$2,487	$512	$7,486	$682

The Company offers volume rebates to certain group purchasing organizations (“GPOs”). Volume rebates offered to customers are recorded as a reduction to sales and an obligation to the customer, which is recorded as accounts payable, as the amounts are expected to be paid within thirty days of the end of the quarter. Due to the introduction of rebate agreements, the Company changed the caption from “Revenue” to “Net sales” in its condensed consolidated statements of operations and related disclosures during the three and nine months ended September 30, 2026 and 2025.

Deferred revenue

The timing of revenue recognition for WiSE CRT System and battery replacements differ from the timing of invoicing to customers. The Company invoices customers upon shipment or delivery of WiSE and battery replacements to the customer, while the revenue is recognized upon completion of the procedure. Therefore, the Company recognizes a contract liability resulting from the timing of revenue recognition and invoicing. Deferred revenue is equivalent to billings for WiSE performance obligations that are unsatisfied as of the balance sheet date. The Company expects to recognize revenue from these unfulfilled performance obligations within one year or less. The movement in the deferred revenue balance during the three and nine months ended September 30, 2026 and 2025, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Balance, beginning of period	$1,192	$97	$502	$-
Deferral of revenue	2,809	408	8,470	671
Recognition of revenue	(2,496)	(505)	(7,467)	(671)
Balance, end of period	$1,505	$-	$1,505	$-

Interest Income

The Company’s interest income was generated from its cash, cash equivalent, and marketable securities, including accretion of discounts. The following table provides a summary of the components of interest income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income	$590	$546	$1,200	$1,469
(Amortization of premium) accretion of discount on marketable securities, net	273	272	359	596
Total interest income	$863	$818	$1,559	$2,065

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

Note 4 - Cash, cash equivalents, and marketable securities

Cash, cash equivalents, and marketable securities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents
Cash	$3,384	$1,386
Money market funds	8,101	-
Commercial paper	2,500	4,408
Total cash and cash equivalents	$13,985	$5,794
Marketable securities, short-term
Asset backed securities	$3,973	$1,012
Commercial paper	13,247	9,125
Corporate bonds	22,845	18,171
US Treasury securities	31,365	19,087
Total marketable securities, short-term	$71,430	$47,395
Marketable securities, long-term
Asset backed securities	$3,727	$1,011
Corporate bonds	4,041	-
Total marketable securities, long-term	$7,768	$1,011
Total cash, cash equivalents, and marketable securities	$93,183	$54,200

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within our unaudited condensed consolidated balance sheets as of September 30, 2026 and 2025, to the total of such amounts as presented in the unaudited condensed consolidated statements of cash flows (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$13,985	$12,642
Restricted cash, noncurrent	2,604	2,604
Total cash, cash equivalents, and restricted cash	$16,589	$15,246

During the nine months ended September 30, 2026 and 2025, marketable securities were sold or matured for proceeds of $49.9 million and $50.1 million, respectively. The Company recorded an immaterial amount of realized gain during the three and nine months ended September 30, 2026 and 2025. See Note 5, “Fair value measurements” for additional information regarding the fair value of cash equivalents and marketable securities.

The following tables summarizes the unrealized gains and losses related to the Company’s available-for-sale marketable securities, by major security type, as of September 30, 2026 and December 31, 2025 (in thousands):

	As of September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized (losses)	Fair Value
Marketable securities
Asset backed securities	$7,710	$-	$(10)	$7,700
Commercial paper	13,265	-	(18)	13,247
Corporate bonds	26,929	-	(43)	26,886
US Treasury securities	31,397	-	(32)	31,365
Total marketable securities	$79,301	$-	$(103)	$79,198

	As of December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized (losses)	Fair Value
Marketable securities
Asset backed securities	$2,022	$1	$-	$2,023
Commercial paper	9,120	5	-	9,125
Corporate bonds	18,148	23	-	18,171
US Treasury securities	19,062	25	-	19,087
Total marketable securities	$48,352	$54	$-	$48,406

The following table shows the unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of September 30, 2026 and December 31, 2025, aggregated by major security type and the length of time the marketable securities have been in a continuous loss position (in thousands):

	As of September 30, 2026
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$7,700	$(10)	$-	$-	$7,700	$(10)
Commercial paper	11,761	(18)	-	-	11,761	(18)
Corporate bonds	26,886	(43)	-	-	26,886	(43)
US Treasury Securities	31,365	(32)	-	-	31,365	(32)
Total	$77,712	$(103)	$-	$-	$77,712	$(103)

	As of December 31, 2025
	In Loss Position for Less Than 12 Months		In Loss Position for 12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$1,000	$-	$-	$-	$1,000	$-
Corporate Bonds	298	-	-	-	298	-
Total	$1,298	$-	$-	$-	$1,298	$-

Contractual maturities of the Company’s marketable securities as of September 30, 2026, were as follows (in thousands):

Fair Value
One year or less	$71,430
Two years to three years	7,768
Total marketable securities	$79,198

Note 5 – Fair value measurement

Management’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of financial assets and liabilities and their placement within the three-tier fair value hierarchy. As of September 30, 2026 and December 31, 2025, the fair value measurement of the Company’s financial assets measured on a recurring basis were as follows (in thousands):

	Fair Values as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$8,101	$-	$-	$8,101
Commercial paper	-	2,500	-	2,500
Marketable securities
Asset backed securities	-	7,700	-	7,700
Commercial paper	-	13,247	-	13,247
Corporate bonds	-	26,886	-	26,886
US Treasury securities	-	31,365	-	31,365
Total	$8,101	$81,698	$-	$89,799

	Fair Values as of December 31, 2025
	Level 1	Level 2	Level 3	Total

Cash equivalents
Money market funds	$4,408	$-	$-	$4,408
Marketable securities
Asset backed securities	-	2,023	-	2,023
Commercial paper	-	9,125	-	9,125
Corporate bonds	-	18,171	-	18,171
US Treasury securities	-	19,087	-	19,087
Total	$4,408	$48,406	$-	$52,814

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

Note 6 - Condensed consolidated balance sheet components

Accounts and other receivables, net

Accounts and other receivables includes amounts due from sales of Company’s product to customers, sales of materials to contract manufacturers, and reimbursements for leasehold improvements. Accounts and other receivables, net were as follows as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Trade receivables	$1,923	$452
Non-trade receivables	774	154
Reimbursement for leasehold improvements	-	1,714
Accounts and other receivables	2,697	2,320
Less provision for credit losses	-	-
Accounts and other receivables, net	$2,697	$2,320

During the three and nine months ended September 30, 2026 and 2025, the Company recorded no provision for credit losses.

Inventory

Inventory consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Raw materials	$3,431	$2,019
Work in process	15,245	9,168
Finished goods	4,623	4,466
Inventory	$23,299	$15,653

Inventory – current	$18,940	$13,789
Inventory – noncurrent	$4,359	$1,864

The Company’s non-current inventory consist of raw materials, and work in process that are expected to be sold or consumed beyond the next twelve months.

Property and equipment, net

Property and equipment consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Equipment	$7,263	$3,300
Computer software	605	560
Leasehold improvements	5,303	554
Construction in progress	-	4,289
Total property and equipment	13,171	8,703
Less accumulated depreciation and amortization	(4,034)	(3,226)
Total property and equipment, net	$9,137	$5,477

As of December 31, 2025, construction in progress balance pertained to tenant improvements and manufacturing equipment, not yet available for use for the Company’s new corporate headquarters, laboratory, and manufacturing facility in Santa Clara, California. These assets were placed in service as of September 30, 2026. Depreciation and amortization expense for the three months ended September 30, 2026 and 2025 was $0.4 million and $0.1 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2026 and 2025 was $0.8 million and $0.3 million, respectively.

Accrued expenses and other liabilities

Accrued expenses and other liabilities consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Accrued compensation and related liabilities	$4,457	$4,049
Accrued development expenses	364	354
Accrued warranty reserves	110	185
Deferred revenue	1,505	502
Finance lease liability, current	9	-
Accrued other expenses	156	515
Accrued expenses and other liabilities	$6,601	$5,605

Changes in accrued warranty reserves were as follows for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Beginning of period	$327	$436	$240	$692
Warranty reserve accrued during the period	107	211	325	228
Settlement of warranty claims	(122)	(236)	(253)	(509)
End of period	$312	$411	$312	$411

Warranty reserve - current	$110	$383	$110	$383
Warranty reserve - noncurrent	$202	$28	$202	$28

Note 7 – Leases

The Company has an operating lease for its corporate headquarters and laboratory space, located in Sunnyvale, California, with an original lease period expiring June 30, 2024. In January 2024, the Company signed an addendum to the operating lease, extending the expiration of the lease through June 30, 2025. In March 2024, the Company signed an additional addendum to the operating lease, extending the expiration of the lease through December 31, 2025. In July 2024, the Company signed an additional addendum to the operating lease, extending the expiration of the lease through December 31, 2026. The Company accounted for these lease addendums as lease modifications, which resulted in an increase in the right of use operating asset and a corresponding increase in operating lease liabilities.

In October 2026, the Company signed an additional addendum to the operating lease, extending the expiration of the lease through January 31, 2027, on the same terms as the original lease.

In April 2025, the Company signed an addendum to lease additional office space on a short-term basis for an adjacent office space, which expired August 2026. The Company accounted for the modification as a separate contract and recognized associated lease payments in net loss over the lease term.

In January 2025, the Company executed an operating lease for its new corporate headquarters, laboratory and manufacturing facility in Santa Clara, California. The term of the lease commenced on January 17, 2025, the date on which the landlord made the property available to the Company for the purpose of constructing leasehold improvements that will remain the property of the Company during the lease term. As a result of entering into this lease agreement, the Company recorded a right-of-use asset and corresponding lease liability of $12.9 million, net of the tenant improvement allowance of $4.1 million on the commencement date. As of September 30, 2026, the Company had utilized the total tenant improvement allowance and had been fully reimbursed. Lease payments began in January 2026. The lease provides for a term of 132 months and includes an option to extend the lease for an additional five years, which was used in the calculation of the right of use asset and lease liability, as the Company is reasonably certain that the option will be exercised. The Company determined the probability of the exercise of a lease extension option based on its long-term strategic business outlook, significant leasehold improvements that are expected to have significant economic value to the Company, and costs relating to signing a new lease, among other factors.

The Company also leases office equipment under an immaterial finance lease agreement.

Amounts reported in the unaudited condensed consolidated balance sheets for operating leases in which the Company is the lessee as of September 30, 2026 and December 31, 2025, were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Right of use operating lease asset	$11,819	$12,613
Operating lease liability, current	974	1,182
Operating lease liability, noncurrent	17,475	16,520
Weighted-average remaining lease term	15.25 years	15.71 years
Weighted-average discount rate	6.29%	6.40%

The following table presents the components of lease costs in our unaudited statements of operations for three and nine month ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating lease costs	$506	$594	$1,665	$1,746
Variable lease costs	177	30	504	96
Short-term lease costs	21	6	80	19
Total lease expense	$704	$630	$2,249	$1,861

Future lease payments for non-cancelable operating leases as of September 30, 2026, were as follows (in thousands):

Years Ending December 31,
2026 (remaining three months)	$306
2027	936
2028	1,294
2029	1,708
2030	1,791
Thereafter	23,838
Total undiscounted lease payments	29,873
Less effects of discounting	(11,424)
Total operating lease liabilities	$18,449

Note 8 - Notes payable

At September 30, 2026 and December 31, 2025, notes payable consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Notes payable, current
Current portion of notes payable	$41,800	$-
Less unamortized deferred loan costs	(151)	-
Less unamortized discount	(295)	-
Notes payable, current, net	$41,354	$-
Notes payable, noncurrent
Long-term portion of notes payable	$-	$41,800
Less unamortized deferred loan costs	-	(311)
Less unamortized discount	-	(603)
Notes payable, noncurrent, net	$-	$40,886
Total notes payable, net	$41,354	$40,886

The following table presents information regarding the Company’s notes payable principal repayment obligations as of September 30, 2026 (in thousands):

Years Ended December 31,
2026	$-
2027	41,800
Total minimum payments	$41,800

Runway Growth Finance Corp

On June 30, 2022, the Company entered into a loan and security agreement with Runway Growth Finance Corp. The debt is secured against substantially all assets of the Company, except for the Company’s intellectual property but includes all proceeds from the sale of intellectual property. As of September 30, 2026 and December 31, 2025, the outstanding principal balance was $41.8 million and $41.8 million, respectively.

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

The Company has accounted for the final payment of $1.8 million as a discount of the note that will be amortized over the life of the loan using the effective interest method. Amortization of the discount was $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. Amortization of the discount was $0.3 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively. This amount was recorded as additional interest expense in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the note has been shown net of unamortized discounts of $0.3 million and $0.6 million, respectively.

The Company incurred loan costs of $1.0 million, which are being amortized over the life of the loan using the effective interest method. Amortization of loan costs was $0.1 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. Amortization of loan costs was $0.2 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the note has been shown net of unamortized loan costs of $0.2 million and $0.3 million, respectively.

The Company is subject to customary financial and reporting covenants under the loan and security agreement. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all debt covenants.

Note 9 - Convertible preferred stock

As of September 30, 2026 and December 31, 2025, 10,000,000 shares of convertible preferred stock were authorized, of which no shares were issued or outstanding.

Note 10 - Common stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, no dividends have been declared.

As of September 30, 2026 and December 31, 2025, 600,000,000 shares were authorized, of which 84,546,086 shares and 45,025,917 shares, respectively, were outstanding. See Note 1, “Business and organization – Reverse stock split” for additional information regarding the Reverse Stock Split that was effective April 1, 2026.

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

On June 5, 2026 (Sydney time), the Company completed a fully underwritten institutional placement to institutional and sophisticated investors (“Institutional Placement”), comprising: (a) an institutional placement to institutional and sophisticated investors (“Tranche 1”); and (b) a conditional placement to BCP3 Pty Ltd, a related party of Dr. Chris Nave, a non-executive director of the Company, which was approved by stockholders at the Special Meeting of Stockholders held on August 18, 2026 (“Tranche 2”). As a result of the Tranche 1 Institutional Placement, the Company issued 77,352,890 CDIs, representing 7,735,289 shares of common stock, at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock), for proceeds of $19.5 million, net of $1.2 million of related issuance costs.

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

On August 24, 2026 (Sydney time), the Company completed Tranche 2 of the fully underwritten institutional placement, and issued 92,105,270 CDIs, representing 9,210,527 shares of common stock at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock), for proceeds of $23.7 million, net of $1.4 million of related issuance costs. Host-Plus Pty Ltd and H.E.S.T. Australia Ltd., related parties of Dr. Chris Nave, a non-executive director of the Company, were the only participants in the Tranche 2 placement, purchasing 77,001,190 CDIs and 15,104,080 CDIs, respectively.

Additionally, the Company has reserved the following shares of common stock for issuance as of September 30, 2026:

Conversion of Common Stock warrants	1,944,214
2013 Equity Incentive Plan	1,589,564
Amended 2021 Equity Incentive Plan	5,411,631
Outside of Amended 2021 Equity Incentive Plan	158,180
Total shares of Common stock reserved for issuance	9,103,589

Note 11 - Warrants

The following warrants were outstanding as of September 30, 2026 and December 31, 2025:

	Shares of Common Stock Issuable for Outstanding Warrants as of
Warrant Issuance	September 30, 2026	December 31, 2025	Exercise Price	Expiration Date
June 30, 2016	-	3,639	$8.20	June 30, 2026
October 30, 2017	195,061	195,061	$4.10	October 29, 2027
February 28, 2018	23,418	23,418	$8.20	February 28, 2028
August 26, 2019	443,790	443,790	$5.90	August 26, 2029
March 13, 2020	442,294	442,294	$5.90	March 13, 2030
March 25, 2020	44,150	44,150	$1.40	March 24, 2030
February 12, 2021	173,205	173,205	$5.90	February 12, 2031
June 25, 2021	288,721	288,721	$5.90	June 25, 2031
August 16, 2021	22,427	22,427	$5.90	June 25, 2031
October 4, 2021	311,148	311,148	$5.90	October 4, 2031
Total	1,944,214	1,947,853

As of September 30, 2026, the weighted-average exercise price of outstanding warrants was $5.64, with a weighted-average remaining contractual life of 3.60 years.

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

As of September 30, 2026, options to purchase a total of 4,161,118 shares of common stock remained outstanding and 1,250,513 shares remain available for grant under the 2021 Plan and 158,180 remained outstanding outside of the 2021 Plan. As of September 30, 2026, options to purchase a total of 1,589,564 shares of common stock remained outstanding under the 2013 Plan. As of September 30, 2026, no shares of common stock remain available for grant under the 2013 Plan.

Stock option activity for the nine months ended September 30, 2026, was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2025	4,810,761	$4.91	6.76
Granted	1,466,482	3.66
Cancelled	(323,483)	5.85
Exercised	(44,898)	3.52
Outstanding as of September 30, 2026	5,908,862	$4.56	6.82

Vested and expected to vest as of September 30, 2026	5,908,862	$4.56	6.82
Exercisable as of September 30, 2026	3,608,372	$4.16	5.39

The fair value of the options granted to employees is estimated on the grant date using the Black-Scholes option valuation model. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the volatility of the Company’s common stock, an assumed risk-free interest rate and expected dividends. The Company uses the simplified calculation of expected life and volatility is derived from the combination of the average historical stock volatilities of several publicly traded companies with characteristics similar to those of the Company, and on the Company’s stock price, as quoted on the ASX. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses the straight-line method for expense attribution. The weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2026 and 2025, was $2.29 per share and $5.52 per share, respectively.

The following assumptions were used to calculate the grant-date fair value of employee stock options granted during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Expected term (in years)	5.73 - 6.08	5.53 - 6.08
Expected volatility	65.31% - 67.16%	65.27% - 67.80%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	3.72% - 5.19%	3.92% - 4.47%

The following table presents classification of stock-based compensation expense within the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Cost of goods sold	$33	$-	$104	$-
Research and development	286	346	832	853
Selling, general and administrative	685	583	1,911	1,285
Total	$1,004	$929	$2,847	$2,138

At September 30, 2026, there was $7.6 million of unamortized stock-based compensation cost, related to unvested stock options which is expected to be recognized over a weighted-average period of 2.55 years.

Note 13 - Income taxes

During the three and nine months ended September 30, 2026 and 2025, the Company does not have an income tax benefit or expense. The Company has historically incurred net operating losses and maintains a full valuation allowance against its net deferred tax assets. Valuation allowances are recorded when the expected realization of the deferred tax assets does not meet a “more likely than not” criterion. Realization of the Company’s deferred tax assets are dependent upon the generation of future taxable income, the amount and timing of which are uncertain.

The Company’s effective tax rate was 0% for the three and nine months ended September 30, 2026 and 2025. The difference between the effective tax rate and the federal statutory rate of 21% was primarily due to the full valuation allowance recorded on the Company’s net deferred tax assets, state and foreign tax benefits, research and development tax credits, and other non-deductible expenses.

During the three and nine months ended September 30, 2026, there were no material changes to the Company’s uncertain tax positions.

The One Big Beautiful Bill Act (“OBBA”) includes significant U.S. tax provisions, including the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates from 2025 through 2027. The Company continues to monitor any new tax laws and notes those effective in 2026 do not have a material impact on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026.

Note 14 – Net loss per share

The following tables sets forth the computation of basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator – basic & diluted:
Net loss attributable to common stockholders, basic and diluted	$(16,644)	$(12,189)	$(51,171)	$(34,710)
Denominator:
Weighted-average number of shares outstanding, basic and diluted	79,038,271	44,968,101	57,895,459	40,631,064
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.27)	$(0.88)	$(0.85)

The following potentially dilutive shares have been excluded from the computation of diluted weighted-average shares outstanding because such securities have an antidilutive impact due to the Company’s net loss:

	September 30,
	2026	2025
Outstanding warrants	1,944,214	1,978,938
Outstanding stock options	5,908,862	4,720,966
Total dilutive shares	7,853,076	6,699,904

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

Substantially all of the segment net sales are derived from sales to customers in the U.S. Net sales by geography is based on billing address of the customer. International net sales accounted for less than 1% of the total net sales during the three and nine months ended September 30, 2026. Long-lived assets held and used outside the U.S. are immaterial.

The following table summarizes the Company's net sales by geography for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
United States	$2,477	$509	$7,473	$658
International	10	3	13	24
Net sales	$2,487	$512	$7,486	$682

The following table disaggregates amounts that comprise research and development, and selling, general and administrative expenses within the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Engineering and development	$4,220	$3,909	$12,305	$10,604
Clinical and regulatory	2,477	2,335	7,429	7,010
Total research and development	$6,697	$6,244	$19,734	$17,614

Sales and marketing	$6,039	$3,052	$18,442	$6,969
General and administrative	3,761	2,809	11,417	8,519
Total selling, general and administrative	$9,800	$5,861	$29,859	$15,488

The segment's net loss equals the Company’s net loss as presented in the unaudited condensed consolidated statements of operations. Other segment items within net loss include interest expense, interest income, other (expense) / income, and loss on foreign currency at the consolidated level.

Note 16 - Commitments and contingencies

Purchase commitments

The Company purchases raw materials, manufacturing equipment, and various services from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help ensure an adequate supply of certain items, we enter into agreements with suppliers that either allow us to procure goods and services when we choose or that establish purchase requirements over the term of the agreement. In certain instances, our purchase agreements allow us to cancel, reschedule, or adjust our purchase requirements based on our business needs prior to firm orders being placed. Consequently, only a portion of our purchase commitments are firm and non-cancelable. As of September 30, 2026, the Company’s obligations under such arrangements were approximately $14.0 million.

Cybersecurity

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, the Company detected a cybersecurity incident in which an unauthorized third party gained access to certain information systems of the Company on or around February 13, 2026. Upon detection, the Company promptly initiated response protocols and began taking steps to contain, assess and remediate the cybersecurity incident, including launching an investigation with external cybersecurity experts. Although the Company believes that the cybersecurity incident has not had a material impact on its overall financial condition or results of operations, its evaluation and response to this incident are ongoing and the Company may discover other impacts or new events related to this incident may occur that could affect the Company’s financial condition or results of operations. As of September 30, 2026, incurred cybersecurity expenses limited to the Company’s insurance deductibles have been recorded and reflected within the Company’s unaudited condensed consolidated financial statements and such amounts are not material.

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

We have launched WiSE with the focus on driving adoption of WiSE at key, high-volume, hospitals or medical facilities within the U.S. to be followed by select, high-volume hospitals or medical facilities in markets outside the U.S. (“OUS”) that we would target after evaluating regulatory and reimbursement considerations. The growth of our business depends on our ability to successfully commercialize WiSE and gain wide acceptance of WiSE by continuing to make physicians and other hospital staff aware of the benefits of WiSE to generate increased demand and frequency of use and thus increase sales to our hospital customers. Our ability to grow our business will also depend on our ability to expand our customer base in existing or new target markets. The rate at which we grow our sales force and the speed at which newly hired salespeople become effective can impact our revenue growth or our costs incurred in anticipation of such growth. We intend to make significant investments in our sales and marketing organization by increasing the number of sales representatives and expanding our marketing programs, in the U.S., to help facilitate further adoption among existing hospital accounts as well as broaden awareness of our products to new hospital accounts.

Financial overview

Our WiSE CRT System received approval from the FDA for commercial distribution in April 2025, and we began commercializing WiSE during the second quarter of 2025. During the three months ended September 30, 2026, we had 40 commercial implants at 24 hospitals in the US, and recognized net sales of $2.5 million. During the nine months ended September 30, 2026, we had 127 commercial implants at 41 hospitals in the US, and recognized net sales of $7.5 million. An additional 58 physicians were trained to implant the WiSE CRT System, and 43 additional purchase agreements were signed with target Limited Market Release (“LMR”) sites during the nine months ended September 30, 2026. The commercial potential of and our ability to successfully commercialize WiSE is unproven and will require, among other things, effective sales, marketing, manufacturing, distribution, information systems and pricing strategies, as well as compliance with applicable laws and regulations.

Since inception, we have incurred significant net losses and expect to continue to incur net losses until we are able to generate sufficient revenue. Since our inception, our operations have been financed primarily by net proceeds from the sale of our CDIs, common stock, convertible preferred stock, and indebtedness. As of September 30, 2026, we had $93.2 million in cash, cash equivalents, and marketable securities and an accumulated deficit of $453.4 million. For a more comprehensive discussion see “Liquidity and Capital Resources” and “Future Funding Requirements” below.

In June 2026, the Company completed a fully underwritten institutional placement to institutional and sophisticated investors (“Institutional Placement”), comprising: (a) an institutional placement to institutional and sophisticated investors (“Tranche 1”); and (b) a conditional placement to BCP3 Pty Ltd, a related party of Dr. Chris Nave, a non-executive director of the Company, which was approved by stockholders at the Special Meeting of Stockholders held on August 18, 2026 (“Tranche 2”). Under the Tranche 1 Institutional Placement, we issued 77,352,890 CDIs, representing 7,735,289 shares of common stock, at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock), for proceeds of $19.5 million, net of $1.2 million of related issuance costs.

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

In August 2026, we completed Tranche 2 of the fully underwritten institutional placement, and issued 92,105,270 CDIs, representing 9,210,527 shares of common stock at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock), for proceeds of $23.7 million, net of $1.4 million of related issuance costs.

Factors Affecting Our Business

There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

•	Regulatory approvals/clearances. Our business strategy depends on the successful FDA submission of our post-approval study (“PAS”) and ongoing annual reporting of our WiSE CRT System to the FDA.
•	Clinical results. Publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to administer for a given condition.
•	Market acceptance. The growth of our business depends on our ability to successfully commercialize WiSE and gain wide acceptance of WiSE by continuing to make physicians and other hospital staff aware of the benefits of WiSE to generate increased demand and frequency of use and thus increase sales to our hospital customers. Our ability to grow our business will also depend on our ability to expand our customer base in existing or new target markets.
•	Sales force size and effectiveness. The rate at which we grow our sales force and the speed at which newly hired salespeople become effective can impact our revenue growth or our costs incurred in anticipation of such growth. We intend to make significant investments in our sales and marketing organization by increasing the number of U.S. sales representatives and expanding our international marketing programs to help facilitate further adoption among existing hospital accounts as well as broaden awareness of our products to new hospital accounts.

•	Competition. Our industry is intensely competitive and, in particular, we compete with a number of large, well-capitalized companies on multiple fronts. We must strive to be successful in light of our competitors’ existing and future products and related pricing and their resources to successfully market to the physicians who use our products.

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

We calculate gross margin as gross profit divided by net sales. Our gross margin has been and will continue to be affected by a variety of factors, primarily by our manufacturing costs, pricing, and the use of inventory that was previously expensed during our clinical trial, although we have fully utilized inventory that was previously expensed and going forward will receive no additional benefit to gross margin. Over the long term our gross margin may increase to the extent our production volume increases as our fixed manufacturing costs would be spread over a larger number of units, thereby reducing our per-unit manufacturing costs. We expect our gross margin will fluctuate from period to period based upon the factors described above.

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

We present Adjusted EBITDA in this filing because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance. Period-to-period comparison of Adjusted EBITDA helps our management identify additional trends in our company’s financial results that may not be shown solely by period-to-period comparison of net loss. In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net loss, helps investors make comparisons between our company and other companies that may have different capital structures, different capitalized asset values, different forms of employee compensation and different strategic nonrecurring projects. Adjusted EBITDA has its limitations as an analytical tool because of the excluded items, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations include:

•	Adjusted EBITDA does not reflect interest expense and interest income because these items are not directly attributable to the performance of our business operations and may vary over time due to financing transactions that we have entered into or may enter into in the future.
•	Adjusted EBITDA does not reflect certain non-cash items, including depreciation and amortization, and stock-based compensation expense. We believe that excluding the effect of these expenses from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our company’s operating performance because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

A reconciliation between net loss and adjusted EBITDA is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Reconciliation of net loss to non-GAAP Adjusted EBITDA
Net loss	$(16,644)	$(12,189)	$(51,171)	$(34,710)
Interest expense, net	495	607	2,450	2,188
Depreciation and amortization	301	90	601	288
Stock-based compensation (a)	1,004	929	2,847	2,138
Adjusted EBITDA	$(14,844)	$(10,563)	$(45,273)	$(30,096)

(a)	Represents non-cash expense associated with our share-based payments.

Results of Operations

Comparison of the Three Months Ended September 30, 2026, to the Three Months Ended September 30, 2025

We recorded a net loss of $16.6 million in the three months ended September 30, 2026, an increase of $4.5 million, or 36.5%, from the three months ended September 30, 2025. The increased loss in 2026 was due to an increase in selling, general and administrative expenses, and research and development expenses, as discussed below. Other expense, net also increased in 2026 primarily due to a decrease in other income, as discussed below.

The following table summarizes our operating results for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	%
Net sales	$2,487	$512	$1,975	385.7%
Cost of goods sold	2,238	288	1,950	677.1%
Gross profit	249	224	25	11.2%
Operating expenses
Research and development	6,697	6,244	453	7.3%
Selling, general and administrative	9,800	5,861	3,939	67.2%
Total operating expenses	16,497	12,105	4,392	36.3%
Other expense, net	(396)	(308)	(88)	28.6%
Loss before income tax	(16,644)	(12,189)	(4,455)	36.5%
Income tax expense	-	-	-	-
Net Loss	$(16,644)	$(12,189)	$(4,455)	36.5%

We derive the majority of our revenue from sales to customers in the United States. International revenue is attributable to the battery replacements for clinical trial patients in the UK. Revenue by geography is based on the billing address of the customer.

The table below summarizes our revenue by geography:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	%
United States	$2,477	$509	$1,968	386.6%
International	10	3	7	233.3%
Net sales	$2,487	$512	$1,975	385.7%

Net Sales, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	%
Net sales	$2,487	$512	$1,975	385.7%
Cost of goods sold	2,238	288	1,950	677.1%
Gross profit	$249	$224	$25	11.2%
Gross margin	10.0%	43.8%

Net Sales and Cost of Goods Sold

Net sales and cost of goods sold was $2.5 million and $2.2 million, respectively, during the three months ended September 30, 2026, resulting from the Company completing commercial implants at twenty-four hospitals in the US. Net sales and cost of goods sold were significantly lower during the three months ended September 30, 2025, resulting from the then-recent FDA approval of our WiSE CRT System in April 2025.  During the three months ended September 30, 2025, we had commercial implants at four hospitals in the US.

Gross Profit, and Gross Margin

Gross profit increased by $0.03 million, or 11.2% during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, resulting from an increase in sales volume and a higher average selling price. Our gross margin was positively affected by the use of inventory that was previously expensed during our clinical trial, although we have fully utilized inventory that was previously expensed and going forward will receive no additional benefit to gross margin. Gross margin was 10.0% for the three months ended September 30, 2026, compared to 43.8% for the three months ended September 30, 2025. Excluding the use of previously expensed inventory, we would have had a negative gross margin of 8.9% for the three months ended September 30, 2026, compared to a negative gross margin of 25.2% for the three months ended September 30, 2025. The improvement in gross margin, excluding the use of previously expensed inventory, is the result of a higher average selling price, and increased manufacturing efficiencies during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category:

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	%
Research and development expenses
R&D personnel expense	$4,302	$4,981	$(679)	(13.6%)
Clinical expenses	972	599	373	62.3%
Quality assurance	226	103	123	119.4%
Contract manufacturing, materials & components	425	484	(59)	(12.2%)
Facility allocation & depreciation	772	77	695	902.6%
Total research and development expense	$6,697	$6,244	$453	7.3%

Research and development expenses increased by $0.5 million, or 7.3%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Clinical expenses increased by $0.4 million as a result of higher expenses related to WiSE CRT post-approval study. Facility-related expenses and depreciation increased by $0.7 million as a result of our new laboratory in Santa Clara, CA. Quality assurance expenses increased by $0.1 million due to expenses incurred to support product development projects. These increases were offset by $0.7 million decrease in personnel-related expenses due to the reallocation of employees from research and development to selling and manufacturing activities, as a result of the shift in business focus towards commercialization during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Selling, General and Administrative Expenses

Selling, General and administrative expenses increased by $3.9 million, or 67.2%, during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Personnel-related expenses including salaries, bonuses, stock-based compensation and certain fringe benefits increased by $2.4 million as a result of the expansion of our workforce to support increased adoption of our WiSE CRT System. Travel-related expenses increased by $0.8 million due to increased travel to support our sales and marketing efforts. Professional fees increased by $0.4 million, primarily resulting from higher legal fees. Corporate expenses increased by $0.2 million, primarily resulting from the higher expenses related to investor relations, insurance premiums, and computer software licenses. Facility related and other expenses increased by $0.1 million, primarily resulting from the higher expenses for our new corporate headquarters and manufacturing facility.

Other expense, net

Other expense, net increased by $0.1 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. This increase was primarily due to a $0.2 million decrease in other income from refundable tax incentives, which was partially offset by a $0.1 million decrease in interest expense.

Comparison of the Nine Months Ended September 30, 2026, to the Nine Months Ended September 30, 2025

We recorded a net loss of $51.2 million in the nine months ended September 30, 2026, an increase of $16.5 million, or 47.4%, from the nine months ended September 30, 2025. The increased loss in 2026 was due to an increase in selling, general and administrative expenses, and research and development expenses, as discussed below. Other expense, net also increased in 2026 primarily due to a decrease in interest income, as discussed below.

The following table summarizes our operating results for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	%
Net sales	$7,486	$682	$6,804	997.7%
Cost of goods sold	6,710	374	6,336	1,694.1%
Gross profit	776	308	468	151.9%
Operating expenses
Research and development	19,734	17,614	2,120	12.0%
Selling, general and administrative	29,859	15,488	14,371	92.8%
Total operating expenses	49,593	33,102	16,491	49.8%
Other expense, net	(2,354)	(1,916)	(438)	22.9%
Loss before income tax	(51,171)	(34,710)	(16,461)	47.4%
Income tax expense	-	-	-	-
Net Loss	$(51,171)	$(34,710)	$(16,461)	47.4%

We derive the majority of our revenue from sales to customers in the United States. International revenue is attributable to the battery replacements for clinical trial patients in the UK. Net sales by geography is based on the billing address of the customer.

The table below summarizes our revenue by geography:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	%
United States	$7,473	$658	$6,815	1,035.7%
International	13	24	(11)	(45.8%)
Net sales	$7,486	$682	$6,804	997.7%

Net Sales, Cost of Goods Sold, Gross Profit, and Gross Margin:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	%
Net sales	$7,486	$682	$6,804	997.7%
Cost of goods sold	6,710	374	6,336	1,694.1%
Gross profit	$776	$308	$468	151.9%
Gross margin	10.4%	45.2%

Net Sales and Cost of Goods Sold

Net sales and cost of goods sold was $7.5 million and $6.7 million, respectively, during the nine months ended September 30, 2026, resulting from the Company completing commercial implants at forty-one hospitals in the US. Net sales and cost of goods sold were significantly lower during the nine months ended September 30, 2025, resulting from the then-recent FDA approval of our WiSE CRT System in April 2025.  During the nine months ended September 30, 2025, we had commercial implants at seven hospitals in the US.

Gross Profit, and Gross Margin

Gross profit increased by $0.5 million, or 151.9% for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, resulting from an increase in sales volume and a higher average selling price. Our gross margin was positively affected by the use of inventory that was previously expensed during our clinical trial, although we have fully utilized inventory that was previously expensed and going forward will receive no additional benefit to gross margin. Gross margin was 10.4% for the nine months ended September 30, 2026, compared to 45.2% for the nine months ended September 30, 2025. Excluding the use of previously expensed inventory, we would have had a negative gross margin of 16.9% for the nine months ended September 30, 2026, compared to a negative gross margin of 31.9% for the nine months ended September 30, 2025. The improvement in gross margin, excluding the use of previously expensed inventory, is the result of a higher average selling price, and increased manufacturing efficiencies during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Operating Expenses

Research and Development

The following table presents our total research and development expenses by category:

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	Amount	%
Research and development expenses
R&D personnel expense	$12,971	$13,829	$(858)	(6.2%)
Clinical expenses	2,759	1,560	1,199	76.9%
Quality assurance	634	273	361	132.2%
Contract manufacturing, materials & components	1,908	1,744	164	9.4%
Facility allocation & depreciation	1,462	208	1,254	602.9%
Total research and development expense	$19,734	$17,614	$2,120	12.0%

Research and development expenses increased by $2.1 million, or 12.0%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Clinical expenses increased by $1.2 million as a result of higher expenses related to WiSE CRT post-approval study. Facility-related expenses and depreciation increased by $1.2 million, as a result of our new laboratory in Santa Clara, CA. Quality assurance expenses increased by $0.4 million and contract manufacturing expenses increased by $0.2 million primarily due to higher expenses incurred to support product development projects. These increases were partially offset by a $0.9 million decrease in personnel-related expenses due to the reallocation of employees from research and development to selling and manufacturing activities, as a result of the shift in business focus towards commercialization during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Selling, General and Administrative Expenses

Selling, General and administrative expenses increased by $14.4 million, or 92.8%, during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. Personnel-related expenses including salaries, bonuses, stock-based compensation and certain fringe benefits increased by $7.9 million, as a result of the expansion of our workforce to support increased adoption of our WiSE CRT System. Travel-related expenses increased by $3.7 million due to increased travel to support our sales and marketing efforts. Professional fees increased by $1.2 million, primarily resulting from higher legal and consulting services fees. Corporate expenses increased by $0.7 million, primarily resulting from the higher expenses related to insurance premiums, investor relations, and computer software licenses. Facility related and other expenses increased by $0.9 million, primarily resulting from the higher expenses for our new corporate headquarters and manufacturing facility.

Other expense, net

Other expense, net increased by $0.4 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. This increase primarily resulted from a $0.5 million decrease in interest income earned on investments in marketable securities, including the accretion of discounts on marketable securities, and a $0.2 million decrease in other income from refundable tax incentives, which were partially offset by a $0.3 million decrease in interest expense.

Liquidity and Capital Resources

We manage our cash and capital structure to maximize shareholder return, maintain our financial condition, and maintain flexibility for future strategic initiatives. We continuously assess our working capital needs, debt and leverage levels, debt maturity schedule, capital expenditure requirements and future investments. As of September 30, 2026 and December 31, 2025, we had approximately $93.2 million and $54.2 million, respectively, in cash, cash equivalents, and marketable securities. Based on our cash, cash equivalents, and marketable securities as of September 30, 2026, and our expectation to generate operating losses, negative operating cash flows in the foreseeable future, and the repayment of notes payable, there exists substantial doubt regarding our ability to continue as a going concern for a period of at least twelve months from the date of this Form 10-Q.

Going concern consideration

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities during the normal course of business. For the nine months ended September 30, 2026 and 2025, we incurred a net loss of $51.2 million and $34.7 million, respectively. During the nine months ended September 30, 2026 and 2025, we had negative cash flows from operations of $54.7 million and $38.2 million, respectively. As of September 30, 2026, we had working capital of $58.3 million and accumulated deficit of $453.4 million. Additionally, the Company has $41.8 million of debt obligations coming due within the next twelve months. These factors raise substantial doubt about our ability to continue as a going concern. Until we are able to generate consistent and sufficient revenue from sales of our WiSE CRT System, our ability to continue as a going concern is dependent on our ability to raise additional capital through the issuance of additional common stock or borrowings from financial institutions. Our ability to obtain additional financing is subject to several factors, including market and economic conditions, our performance, and investor sentiment with respect to our company and our industry, however no assurance can be given as to whether additional needed financing will be available on terms acceptable to the Company, or at all.

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

As of September 30, 2026 and December 31, 2025, the outstanding principal balance was $41.8 million, which included the principal borrowings under tranche one and tranche two, as well as the final payment of 4.5% of the principal borrowings to date.

We are subject to customary financial and reporting covenants under the loan and security agreement. As of September 30, 2026 and December 31, 2025, we were in compliance with all debt covenants.

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

Contractual Obligations and Commitments

As of September 30, 2026, we had $0.2 million in operating lease obligations for our corporate headquarters and laboratory space located in Sunnyvale, California. Additionally, in January 2025, we entered into a new lease agreement for our new corporate headquarters, laboratory and manufacturing facility in Santa Clara, California, for which we had recorded $18.3 million in operating lease obligations as of September 30, 2026.

As of September 30, 2026, the outstanding principal balance under our loan and security agreement described above was $41.8 million, which included the principal borrowings under tranche one and tranche two, as well as the final payment of 4.5% of the principal borrowings to date.

In addition, we have agreements with suppliers and other parties to purchase inventory. Product inventory obligations consist primarily of purchase order commitments for raw materials and sub-assemblies used in the production of the WiSE CRT System. In certain instances, our purchase agreements allow us to cancel, reschedule, or adjust our purchase requirements based on our business needs prior to firm orders being placed. As of September 30, 2026, our obligations under such arrangements were approximately $14.0 million.

Working Capital

September 30, 2026, Compared to December 31, 2025

As of September 30, 2026, we had working capital of $58.3 million, comprised of current assets of $110.8 million and current liabilities of $52.5 million. Current assets, consisting of cash and cash equivalents, marketable securities, accounts and other receivables, inventory, prepaid expenses, and other current assets, increased by $37.7 million as of September 30, 2026, compared to December 31, 2025. The capital raises completed in 2026 contributed to the overall increase in cash, cash equivalents and marketable securities, resulting in a $32.2 million increase in working capital as of September 30, 2026. The capitalization of inventory resulted in a $5.1 million increase in working capital. A $0.4 million increase in accounts receivable was primarily due to a $2.1 million increase in amounts outstanding from customers and contract manufacturers, offset by a $1.7 million decrease accounts receivable from reimbursements for leasehold improvements. Additionally, a $1.2 million increase in other current assets, primarily due to an increase in deferred costs of goods sold, was offset by a $1.2 million decrease in prepaid expenses attributable to higher amortization of prepaid expenses in 2026.

Current liabilities, consisting primarily of accounts payable, accrued liabilities, lease obligations, interest payable, and current portion of notes payable increased by approximately $38.5 million as of September 30, 2026, compared to December 31, 2025. The increase primarily resulted from a $41.4 million increase in notes payable which was reclassified into current liability, as it becomes due within the next twelve months. This increase was partially offset by a $2.7 million decrease in accounts payable and accrued expenses, which were mainly due to the activity related to construction of leasehold improvements at the new corporate headquarters and purchases of raw materials, and a $0.2 million decrease in operating lease liabilities.

Cash Flows

September 30, 2026, Compared to September 30, 2025

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(54,698)	$(38,181)
Net cash used in investing activities	(36,819)	(281)
Net cash provided by financing activities	99,704	46,772
Effect of exchange rate change on cash	4	18
Net change in cash and cash equivalents	$8,191	$8,328

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026, was $54.7 million, compared to $38.2 million during the nine months ended September 30, 2025, representing an increase in use of $16.5 million. This increase is primarily attributed to an increase in net loss of $16.5 million and an increase in use of cash from changes in working capital of $1.2 million, which were partially offset by an increase in non-cash adjustments of $1.2 million.

•	The increase in net loss of $16.5 million primarily resulted from an increase in selling, general and administrative expenses, and research and development expenses, as further described under “Results of Operations” above.
•	Non-cash items primarily consisted of decrease in accretion of discount on marketable securities of $0.2 million driven by fluctuating interest rates and maturity terms, a $0.7 million increase in stock-based compensation due to new options issuance to new hires and existing employees, and a $0.3 million increase in depreciation expense due to an increase in property and equipment at our new corporate headquarters, laboratory and manufacturing facility in Santa Clara, CA.
•	The decrease in changes from working capital activities primarily consisted of $3.1 million increase in cash used for accounts payable due to the timing of invoice payments, $1.4 million increase in cash used for deposits to vendors, and a $1.4 million increase in cash used for the operating lease liability. These increases in the use of cash were partially offset by of $1.9 million increase in cash provided from accounts and other receivables due to collections on reimbursable leasehold improvements and outstanding invoices from customers, a $1.4 million increase in cash provided from accrued expenses, a $0.9 million decrease in cash used for inventory purchases, and a $0.5 million increase in cash from prepaid expenses.

Investing Activities

Net cash used by investing activities during the nine months ended September 30, 2026, was $36.8 million, compared to $0.3 million during the nine months ended September 30, 2025, representing an increase in cash used of $36.5 million. The increase was attributable to a $32.3 million increase in the purchase of marketable securities, as well as a $4.0 million increase in purchases of property and equipment during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2026. In addition, cash provided from the maturities and sales of marketable securities decreased by $0.2 million during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026 was $99.7 million, compared to $46.8 million during the nine months ended September 30, 2025, representing an increase of $52.9 million. This increase was primarily attributed to the $53.3 million increase in proceeds from a capital raise, net of issuance cost, during the nine months ended September 30, 2026, which was partially offset by a $0.4 million decrease in proceeds from exercise of stock options during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information specified under this item.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15(d)-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgement in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2026, we issued and sold the following unregistered securities:

a)	On August 24, 2026 (Sydney time), we completed Tranche 2 of the institutional placement, and issued 92,105,270 CDIs, representing 9,210,527 shares of common stock at a purchase price of A$0.38 per CDI (A$3.80 per share of common stock), for aggregate gross proceeds of $25.1 million. Canaccord Genuity (Australia) Limited, E&P Capital Limited and Morgans Corporate Limited acted as joint underwriters, joint lead managers and joint book runners for the Institutional Placement and Entitlement Offer.

The offers, sales, and issuances of the securities described in paragraph (a) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering or Regulation S as an offering made outside the United States. The recipients of securities in each of these transactions deemed to be exempt in reliance on Section 4(a)(2) of the Securities Act or Regulation D acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us. Appropriate legends or notices were affixed to the securities issued in reliance on Regulation S to ensure compliance with Regulation S restrictions.

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

Date: November 9, 2026

